Form 10QSB
period 1996-09-30
PERPETUAL MIDWEST FINANCIAL INC
filed 1996-11-14
CIK 916482

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                          Commission File No. 0-23368

                       PERPETUAL MIDWEST FINANCIAL, INC.


       A Delaware Corporation                I.R.S. Employer Identification
                                             No. 42-1415490

                  Address                    Telephone Number
       ------------------------------------  ---------------------------

                  700 1st Avenue NE          (319) 366-1851
                  Cedar Rapids, Iowa  52401



Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No    .
                                                                ---       ---

There were 1,901,078 shares of Common Stock ($0.01 par value) outstanding as of October 31, 1996.

Transitional Small Business Disclosure Format (check one):  Yes    ; No   X .
                                                                ---      ---







                                    1 of 20

                       PERPETUAL MIDWEST FINANCIAL, INC.


                                     INDEX


PART I.  Financial Information                                          Page No.
         ---------------------                                          --------

         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets -
                        September 30, 1996 and June 30, 1996                3

                      Condensed Consolidated Statements of Income -
                        Three Months Ended September 30, 1996
                        and September 30, 1995                              4

                      Consolidated Statement of Changes in Stockholders'
                        Equity - September 30, 1996                         5

                      Condensed Consolidated Statements of Cash Flows -
                        Three Months Ended September 30, 1996
                        and September 30, 1995                             6-7

                      Notes to Condensed Consolidated Financial
                        Statements                                        8-10


              Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                11-18


PART II.      Other Information
              -----------------

              Item 1. Legal Proceedings                                    19

              Item 6. Exhibits and Reports on Form 8-K                     19

              Signatures                                                   20
              ----------










                                    2 of 20

                       PERPETUAL MIDWEST FINANCIAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


ASSETS
                                                                      September 30, 1996     June 30, 1996
                                                                      ------------------  --------------------

Cash and due from financial institutions                              $        4,092,014  $          2,968,278
Interest-earning deposits in other financial institutions-short term          16,938,508             7,956,221
                                                                      ------------------  --------------------
  Cash and cash equivalents                                                   21,030,522            10,924,499

Trading securities                                                             1,023,553               989,800
Securities available-for-sale                                                 54,842,508            56,401,791
Other securities-Federal Home Loan Bank stock                                  4,640,900             4,640,900
Loans held for sale                                                            1,612,953             1,870,570
Loans receivable, net of allowance for loan losses of $2,683,281
 and $2,670,322 at September 30, 1996 and June 30, 1996 respectively         299,681,788           296,080,410
Accrued interest receivable                                                    2,594,248             2,678,024
Premises and equipment, net                                                    7,543,351             7,307,659
Other assets                                                                   2,736,950             2,379,202
                                                                      ------------------  --------------------
     Total assets                                                     $      395,706,773  $        383,272,855
                                                                      ==================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Demand deposits                                                      $        7,823,845  $          7,192,677
 Savings and NOW deposits                                                     78,346,036            72,728,251
 Certificates of deposit                                                     190,150,592           181,576,182
                                                                      ------------------  --------------------
  Total deposits                                                             276,320,473           261,497,110
Borrowed funds                                                                78,339,250            80,723,708
Advances from borrowers for taxes and insurance                                  322,220               818,524
Accrued interest payable                                                       3,045,002             2,343,611
Other liabilities                                                              3,790,135             2,301,985
                                                                      ------------------  --------------------
     Total liabilities                                                       361,817,080           347,684,938

Stockholders' equity
 Common stock, $.01 par value, authorized: 6,000,000
  shares; issued: 2,123,984 shares                                                21,240                21,240
 Additional paid-in capital                                                   20,539,479            20,546,070
 Retained earnings (substantially restricted)                                 17,777,061            18,481,335
 Net unrealized depreciation on securities available-for-sale
  (net of tax of $173,927 and $289,492 for September 30, 1996 and
   June 30, 1996 respectively)                                                  (292,365)             (486,626)
 Less:  Treasury stock (207,087 and 135,902 shares at cost at
          September 30, 1996 and June 30, 1996 respectively)                  (3,387,979)           (2,152,190)
        Unearned ESOP shares                                                    (734,013)             (776,032)
        Unearned compensation                                                    (33,730)              (45,880)
                                                                      ------------------  --------------------
           Total stockholders' equity                                         33,889,693            35,587,917
                                                                      ------------------  --------------------

     Total liabilities and stockholders' equity                       $      395,706,773  $        383,272,855
                                                                      ==================  ====================







     See accompanying notes to condensed consolidated financial statements

                                    3 of 20

                       PERPETUAL MIDWEST FINANCIAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                        Three Months Ended
                                              ---------------------------------------
                                              September 30, 1996   September 30, 1995
                                              ------------------   ------------------
 Interest income
     Loans receivable                            $    6,263,757       $    4,777,915
     Trading securities                                  18,507               12,256
     Securities available-for-sale                      778,309              857,548
     Securities held-to-maturity                             --              519,424
     Other                                              282,268              159,026
                                                 --------------       --------------
                                                      7,342,841            6,326,169

 Interest expense
     Deposits                                         3,534,427            3,070,738
     Borrowed funds                                   1,224,052            1,251,458
                                                 --------------       --------------
                                                      4,758,479            4,322,196
                                                 --------------       --------------

 NET INTEREST INCOME                                  2,584,362            2,003,973

 Provision for loan losses                              225,000                   --
                                                 --------------       --------------

 NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                  2,359,362            2,003,973

 Noninterest income
     Loan servicing fees                                 97,600              111,050
     Net realized losses on sales
      of available-for-sale securities                  (14,354)             (15,185)
     Net gains from sale of loans held for sale          85,004               75,603
     Net trading securities gains                        45,655                2,338
     Other                                              204,174              106,527
                                                 --------------       --------------
                                                        418,079              280,333

 Noninterest expense
     Compensation and benefits                          899,539              786,022
     Occupancy and equipment                            387,332              326,924
     SAIF deposit insurance premium                   1,628,074              130,003
     Net losses on foreclosed assets                      4,075                1,475
     Other                                              771,415              607,623
                                                 --------------       --------------
                                                      3,690,435            1,852,047
                                                 --------------       --------------

 INCOME (LOSS) BEFORE INCOME TAXES                     (912,994)             432,259

 Income tax expense (benefit)                          (360,000)             176,496
                                                 --------------       --------------

 NET INCOME                                      $     (552,994)      $      255,763
                                                 ==============       ==============

 Earnings per common and common equivalent
     share subsequent to conversion              $        (0.29)      $         0.13

 Earnings per share - assuming full dilution -
     subsequent to conversion                    $        (0.29)      $         0.12



     See accompanying notes to condensed consolidated financial statements.

                                    4 of 20

                       PERPETUAL MIDWEST FINANCIAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)




         Balance at June 30, 1996                           35,587,917

         Effect of contribution to fund ESOP                    42,019

         Amortization of RRP contribution                       12,150

         Purchase of treasury stock                         (1,333,289)

         Issuance of 5,000 shares from treasury stock
             in connection with exercise of stock options       50,000

         Tax effect of stock plans                              40,910

         Net changes in unrealized depreciation on
             securities available-for-sale                     194,261

         Cash dividends paid ($0.075 per common share)        (151,281)

         Net income                                           (552,994)
                                                           -----------

         Balance at September 30, 1996                     $33,889,693
                                                           ===========





     See accompanying notes to condensed consolidated financial statements.



























                                    5 of 20

                       PERPETUAL MIDWEST FINANCIAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                           Three Months Ended
                                                   --------------------------------------
                                                   September 30, 1996  September 30, 1995
                                                   ------------------  ------------------
Cash flows from operating activities
   Net income                                       $      (552,994)       $    255,763
   Adjustments to reconcile net income
    to net cash from operating activities
      Depreciation                                           194,549            160,503
      Amortization of:
         Unearned compensation                                12,150             21,054
         Premiums and discounts on securities, net           109,908            195,322
      Provision for loan losses                              225,000                 --
      Net (gains) losses on sales of:
         Securities available-for-sale                        14,354             15,185
         Loans held for sale                                 (85,004)           (75,603)
         Foreclosed assets, net                                4,075             10,132
      Purchase of:
         Trading securities                                       --                 --
         Net trading securities (gains) losses               (45,655)            (2,338)
      Proceeds from sales of:
         Trading securities                                   11,902                 --
         Loans originated for sale                         7,771,485          4,421,601
      Origination of loans held for sale                  (7,428,864)        (3,846,741)
      Market adjustment of ESOP shares                        67,200                 --
      ESOP expense                                            42,019             26,792
      Change in:
         Accrued interest and dividends receivable            83,776             43,208
         Accrued expenses and other liabilities            2,122,341          1,387,683
         Other assets                                       (473,313)           344,382
                                                    ----------------       ------------
            Total adjustments                              2,625,923          2,701,180
                                                    ----------------       ------------
                Net cash from operating activities         2,072,929          2,956,943

Cash flows from investing activities
   Proceeds from:
      Sales of securities available-for-sale               5,496,577          8,846,792
      Maturities and principal payments of
         securities available-for-sale                     2,374,353          2,381,200
      Maturities and principal payments of
         securities held-to-maturity                              --          2,746,692
      Sales of foreclosed assets                             145,266              6,750
   Purchase of:
      Securities available-for-sale                       (6,126,083)        (2,438,576)
      FHLB stock                                                  --                 --
      Premises and equipment, net                           (430,241)          (150,429)
   Net change in loans                                    (3,975,719)       (10,714,532)
   Net change in interest-earning deposits
      in other financial institutions                             --          3,000,000
                                                    ----------------       ------------
         Net cash from investing activities               (2,515,847)         3,677,897




                                  (Continued)

                                    6 of 20

                       PERPETUAL MIDWEST FINANCIAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                              Three Months Ended
                                                     ----------------------------------------
                                                     September 30, 1996    September 30, 1995
                                                     ------------------    ------------------
Cash flows from financing activities
    Purchase of shares of treasury stock               $     (1,333,289)      $  (403,659)
    Issuance of treasury stock for stock plans                   97,500                --
    Cash dividends paid                                        (151,281)               --
    Tax effect of stock plans                                    40,910                --
    Effect of treasury stock issued for stock plans             (47,500)               --
    Net change in deposits                                   14,823,363         2,894,403
    Proceeds from Federal Home Loan
        Bank advances                                                --         5,000,000
    Repayment of Federal Home Loan
        Bank advances                                        (2,500,000)       (5,000,000)
    Net change in other borrowed funds                          115,542            30,473
    Net change in advance payments by
        borrowers for taxes and insurance                      (496,304)         (376,802)
                                                       ----------------       -----------
            Net cash from financing activities               10,548,941         2,144,415
                                                       ----------------       -----------

Net change in cash and cash equivalents                      10,106,023         8,779,255

Cash and cash equivalents at beginning of period             10,924,499         9,122,377
                                                       ----------------       -----------

Cash and cash equivalents at end of period             $     21,030,522       $17,901,632
                                                       ================       ===========


Supplemental disclosures of cash flow information
    Cash paid during the period for
        Interest                                              4,057,088         3,443,828
        Income taxes                                                 --           180,193

Supplemental schedule of noncash investing activities
    Assets acquired in settlement of loans                      149,341            26,982


















     See accompanying notes to condensed consolidated financial statements.

                                    7 of 20

                                    Item 1.
                        Financial Statements, Continued
                       PERPETUAL MIDWEST FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principals for complete presentation of financial statements. The unaudited information for the three months ended September 30, 1995 and September 30, 1996 includes the consolidated results of operations of Perpetual Midwest Financial, Inc. (the "Company") and its wholly-owned subsidiary Perpetual Savings Bank, FSB (the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2.   BORROWINGS FROM THE FEDERAL HOME LOAN BANK

     Borrowings at September 30, 1996 primarily consisted of advances from the Federal Home Loan Bank of Des Moines (the "FHLB") bearing rates from 5.396% to 6.88%. The advances are collateralized by the Company's single-family and multi-family whole loans and mortgage-backed securities. Adjustable rate advances included $14.0 million indexed to the 1 month LIBOR rate which adjusts monthly. The Company also maintains a $20.0 million line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit did not have a balance at September 30, 1996. The remaining balance of $64.0 million of advances are fixed rate, fixed term, with maturities from .5 months to 7 years.


3.   CAPITAL DISTRIBUTIONS REGULATIONS:

     An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. A savings association which has total capital (immediately prior to and after giving effect to capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1 Institution"). An institution that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 institution may be designated by the OTS as a Tier 2 or Tier 3 institution if the OTS determines that the institution is "in need of more than normal supervision." The Bank is currently a Tier 1 Institution.


                                    8 of 20

                                    Item 1.
                        Financial Statements, Continued
                       PERPETUAL MIDWEST FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   CAPITAL DISTRIBUTIONS REGULATIONS (CONTINUED):

     A Tier 1 Institution could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess over its Fully Phased-in Capital Requirements) at the beginning of the calendar year.
     Any additional amount of capital distributions would require prior regulatory approval.


4.   EARNINGS PER COMMON SHARE:

     Earnings per common and common equivalent share (primary and fully diluted) for the three months ended September 30, 1996 were computed by dividing net income by the weighted average number of shares of common and common stock equivalents outstanding. The weighted average number of common and common equivalent shares outstanding exclude ESOP unallocated shares and treasury stock.


5.   ALLOWANCE FOR LOAN LOSSES:

     The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective.
     Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and the current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process periodically review the Company's allowance for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments of information available to them at the time of their examinations.

     Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.



                                    9 of 20

                                    Item 1.
                        Financial Statements, Continued
                       PERPETUAL MIDWEST FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5.   ALLOWANCE FOR LOAN LOSSES (CONTINUED):

     Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include: residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 60 days or more. Loans are moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible by management review.

     Activity in the allowance for loan losses was as follows for the three months ended September 30, 1996.


                Balance at July 1, 1996               $2,670,322

                Provision for loan losses                225,000
                Losses charged to the allowance         (220,280)
                Recoveries credited to the allowance       8,239
                                                      ----------

                Balance at September 30, 1996         $2,683,281
                                                      ==========


     Information regarding impaired loans is as follows for the three months ending September 30, 1996 and 1995:

                                                                                      Three Months Ended
                                                                             ---------------------------------------
                                                                             September 30, 1996   September 30, 1995
                                                                             ------------------   ------------------


      Average investment in impaired loans                                        $  2,923,354      $         --
      Interest income recognized on impaired loans
         including interest income recognized on a cash basis                           46,421                --
      Interest income recognized on impaired loans on cash basis                        48,174                --



Information regarding impaired loans at September 30, 1996 is as follows:

      Balance of impaired loans                                                               $  2,919,948
      Less portion for which no allowance for loan losses is allocated                                  --
                                                                                              ------------

      Portion of impaired loan balance for which an
         allowance for loan losses is allocated                                               $  2,919,948
                                                                                              ============

      Portion of allowance for loan losses allocated to impaired loan balance                 $  1,112,856
                                                                                              ============


                                    10 of 20

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations

GENERAL:

The Company was incorporated under the laws of the State of Delaware to become the holding company for the Bank. The Company was incorporated at the direction of the Board of Directors of the Bank, and on March 30, 1994 acquired all of the capital stock of the Bank upon its Conversion from mutual to stock form (the "Conversion"). All references to the Company, unless otherwise indicated, at or before March 28, 1994, refer to the Bank and its subsidiary on a consolidated basis.

The Company is principally engaged in the business of attracting retail savings deposits from the general public and investing those deposits, together with borrowings and other funds, primarily in one- to four-family residential mortgage loans, in commercial and multi-family real estate, in consumer and commercial business loans and, to a lesser extent, in construction or development. The Company also invests in U.S. Government and agency obligations and other permissible investments.

The Company is focusing on activities related to developing its retail banking business within its market place by increasing consumer and mortgage loan originations, while offering new deposit products. In addition, the Company's strategy calls for a gradual growth that would leverage its high capital to asset ratio. This strategy emphasizes an aggressive program of origination and acquisition of retail consumer loans, including vehicle loans, home equity (second mortgage) loans, credit card loans and recreational vehicle loans. In addition, this strategy calls for a growth in the Company's commercial real estate loans and business loans within the Company's market areas. This growth of the company may be financed by either increases in deposits or from borrowed funds. The source of funds for the Company's growth depends on several factors, including cost, availability, interest rate risk, and reinvestment alternatives.

The Company is selling substantially all of its originations of one-to four-family loans. With a "locked-in" rate at the time of commitment, the Company sells one-to four-family loans, servicing released, to a private mortgage banker, generally for a 1.00% to 1.25% premium. This program has allowed the Company to offer competitive one-to four-family rates and products in its market area. To a lesser extent, the Company sells one-to four-family loans to the Federal National Mortgage Association, servicing retained. Although the loan rates in this program are generally less competitive, some customers of the Company prefer that the servicing of their loan remain with the Company.

The most significant outside factors influencing the operations of the Company include general economic conditions, competition in the local market place, and the related monetary and fiscal policies of agencies that regulate and/or affect financial institutions. More specifically, the cost of funds primarily consisting of deposits, is influenced by interest rates on competing investments and general market rates of interest, while lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability, including posted rates by the Federal National Mortgage Association ("Fannie Mae").



                                    11 of 20

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued


FINANCIAL CONDITION:

Total assets increased $12.4 million to $395.7 million at September 30, 1996 from $383.3 million at June 30, 1996. This increase was primarily attributable to a $3.6 million increase in loans receivable, net, and a $10.1 million increase in cash and cash equivalents, partially offset by a $1.6 million decrease in securities available-for-sale.

Loans receivable, net, increased $3.6 million to $299.7 million at September 30, 1996 from $296.1 million at June 30, 1996. The increase in loans receivable, net, was funded primarily by sales, repayments and maturities of securities and net deposit increases.

There are no significant changes to the geographic concentrations of the Company's out-of-territory loans. The Company had no foreign loans outstanding at September 30, 1996.

Total Deposits increased $14.8 million to $276.3 million at September 30, 1996. Management attributes this increase to the Company's expanded marketing efforts and competitive array of deposit products.

Borrowed funds at September 30, 1996 totaled $78.3 million as compared to $80.7 million at June 30, 1996. Borrowed funds consisted of $32.5 million of long term advances and $45.8 million of short term advances (due in 12 months or less) primarily from the Federal Home Loan Bank of Des Moines.

At September 30, 1996 stockholders' equity totaled $33.9 million as compared to $35.6 million at June 30, 1996 or a decrease of $1.7 million. Stockholders' equity decreased primarily due to a net loss of $553,000 for the three months ended September 30, 1996 and a reduction of equity in the amount of $1.2 million for the increased holdings of Company Treasury Stock, primarily offset by a net of tax reduction of $194,000 from June 30, 1996 for net unrealized depreciation in securities available-for-sale, and a reduction of the contra-equity accounts for Employee Stock Ownership Plan and Unearned Compensation in the amount of $42,000.

RESULTS OF OPERATIONS

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The Company had net income after tax of $347,000 or $0.18 per share of common stock for the three months ended September 30, 1996 before the impact of a one-time charge of $900,000 or $0.47 per share to recapitalize the Savings Association Insurance Fund (SAIF). This compares to $256,000 or $0.12 per share for the same period in 1995.

Net interest income, before provision for loan losses, increased $600,000 to $2.6 million for the three months ended September 30, 1996 compared to $2.0 million for the same period in 1995. Interest income increased $1.0 million, primarily due to an increase of 0.35% in the average rate earned on interest-earning assets, and an increase of $36.2 million in the average balance. Interest expense increased $400,000 and primarily reflected an increase of 0.17% in the average rate paid on interest-bearing liabilities, and a $39.6 million increase in the average balance.




                                    12 of 20

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued


RESULTS OF OPERATIONS: COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (CONTINUED)

Noninterest income for the three months ended September 30, 1996, was $418,000 compared to $280,000 for the same period in 1995. Loan servicing fees decreased $13,000 to $98,000 for the three months ended September 30, 1996 compared to $111,000 for the same period in 1995, primarily due to a declining average balance of loans serviced for others. The average balance of loans serviced for others was $129.6 million during the three months ended September 30, 1996 compared to $137.9 million during the same period last year. Gain or loss on the sales of available-for-sale securities and loans held for sale reflected a net gain of $71,000 for the three months ended September 30, 1996 compared to a net gain of $61,000 for same period last year. Net trading securities gains was $46,000 for the three months ended September 30, 1996, compared to a $2,000 net trading gain for the same period last year.

Other noninterest income increased $97,000 for the three months ended September 30, 1996 to $204,000 as compared to $107,000 for the three months ended September 30, 1995, primarily due to a $10,000 increase in mortgage loan fees, a $24,000 increase in savings fees, a $36,000 increase in non-mortgage fees and a $11,000 reduction in the net loss generated by Perpetual Financial Services, Inc. (the Bank's wholly owned service corporation). The operations of Perpetual Financial Services, Inc. resulted in a $18,000 loss for the quarter ended September 30, 1996 compared to net loss of $29,000 for the same period last year. The net loss continued for the quarter ended September 30, 1996 primarily due to the decrease in commission income generated by Perpetual Financial Services, Inc. which is generally attributed to a decrease of non-insured product sales by the service corporation. The Bank, through its wholly owned subsidiary, Perpetual Financial Services, Inc., offers mutual funds, annuities and brokerage services to its customers.

Noninterest expense increased $353,000 to $2.2 million for the three months ended September 30, 1996, before the SAIF special assessment, compared to $1.9 million for the same period in 1995. Compensation and benefits increased $114,000 to $900,000, primarily due to normal salary increases, to an increase of nine employees to the Company's staff and a related increase in payroll taxes. Occupancy and equipment expense increased $60,000 to $387,000 for the three months ended September 30, 1996 compared to $327,000 for the same period last year, primarily due to additional expense related to operations of the Company's new branch office, which opened on June 1, 1996. The regular SAIF deposit insurance premium expense increased $13,000 to $143,000 for the three months ended September 30, 1996. The increase in SAIF deposit insurance premium was primarily due to a $13.2 million increase in the Company's assessable deposit base. The Company's regular SAIF Federal insurance premium rates for the three months ended September 30, 1996 and 1995 was 0.23% (See "--Insurance of Accounts and SAIF Deposit Premium"). The Company was assessed a one-time charge of $1.5 million by the FDIC to recapitalize the Savings Association Insurance Fund. Gain or loss on foreclosed real estate reflected a loss of $4,000 for the three months ended September 30, 1996 compared to a loss of $1,000 for the same period in 1995. Other noninterest expense increased $163,000 to $771,000 for the three months ended September 30, 1996 compared to $608,000 for the same period last year. Data processing expense, loan expense and Visa/Master Card service expense are the largest categorical increases in other noninterest expense for the three months ended

                                    13 of 20

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

RESULTS OF OPERATIONS: COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (CONTINUED)

September 30, 1996 as compared to the same period last year. Data processing expense increased $25,000 primarily due to an increase in the number of accounts serviced. Loan expense increased $53,000 primarily due to increased activity in the production of indirect consumer loans and a related increase in dealer fees paid. Visa/Master Card service expense increased $50,000, primarily due to an increase in the number of accounts and transactions service, which is partially offset by a related $34,000 increase in credit card fee income.

Income tax provision decreased $536,000 to ($360,000) for the three months ended September 30, 1996 compared to $176,000 for the same period in 1995. The decrease primarily reflected tax provision on the lower amount of income before tax.


INSURANCE OF ACCOUNTS AND SAIF DEPOSIT PREMIUM:

On September 30, 1996, federal legislation was enacted that requires the Savings Association Insurance Fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF assessment, which is to be paid to the FDIC by November 27, 1996, is approximately $1.5 million before tax or $900,000 after tax, and has been accrued by the Company at September 30, 1996.

As a result of the SAIF recpitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation (FICO) obligation, such as the Bank, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium of 23 basis points. The FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regulation may promulgate.

RECOVERY OF BAD-DEBT DEDUCTION:

In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.



                                    14 of 20

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS:

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. Provisions for loan losses in the amount of $225,000 were recorded for the three months ended September 30, 1996 compared to no provision for the three months ended September 30, 1995. The Company's allowance for loan loss was $2.7 million or 0.90% of net loans receivable at September 30, 1996 as compared to $2.7 million or 0.90% at June 30, 1996. While management believes that the current allowance for loan loss is adequate to absorb loan losses in the existing loan portfolio, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan loss.

The non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans and real estate owned which has been acquired as a result of foreclosure. Non-performing assets increased from $1.4 million or .38% of assets at June 30, 1996 to $1.5 million or .37% of assets at September 30, 1996, exclusive of troubled debt restructured loans. The ratio of the loss allowance to non-performing assets decreased slightly from 1.9 times at June 30, 1996 to 1.8 times at September 30, 1996.

Troubled Debt Restructures. The Company does not consider troubled debt restructurings to be "non-performing loans". At September 30, 1996, the Company held one restructured loan secured by a property located in Newport Beach, California. This loan is secured by an office/warehouse building on leased ground. At September 30, 1996 the balance of the loan was $638,000. The borrower has performed according to the terms of the modification agreement, and the loan was current at September 30, 1996 (See -Impaired Loans).

Foreclosed Assets. As of September 30, 1996, the Company had $86,000 of foreclosed and repossessed assets which represented nine automobiles totaling $84,000 and a repossessed all-terrain vehicle with a book value of $2,000. Management may initiate foreclosure on any specific impaired loan described below if a further review of that specific loan indicates a further deterioration of the collateral or cash flow. Based on a review of the Company's assets at September 30, 1996 and the current economic environment, management does not expect to initiate any significant foreclosures or repossessions of assets, other than impaired assets with the conditions described previously, during the quarter following that review date and they continue to monitor other loans of concern.

Impaired Loans. The Company had five loans classified as impaired at September 30, 1996 totaling $2.9 million, offset by an allocated allowance for loan losses in the amount of $1.1 million.


                                    15 of 20

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (CONTINUED)

The largest loan included in impaired loans is a $784,000 real estate participation loan secured by a 114 unit multi-family complex located in Ft. Worth, Texas. The loan was originated at a 54% loan to value ratio for $1.3 million in 1987 with a twenty year amortization and a ten year balloon date of July 1, 1997. The Company purchased a 75% interest in the loan at the time of origination. This loan has generally been 60 days or more delinquent over the past four years and was nine months delinquent at September 30, 1996. An allowance for loan loss has been allocated for this loan in the amount of $300,000. This loan is included in the Company's non-performing loans at September 30, 1996.

The second largest loan included in impaired loans is a $638,000 loan secured by an office/warehouse mortgage loan in Newport Beach, California. This loan is discussed above under Troubled Debt Restructures and is classified as impaired due to previous experience with the borrower and the necessity to restructure the loan. An allowance for loan loss has been allocated for this loan in the amount of $213,000.

The Company has classified as impaired a $588,000 loan secured by two buildings with multi-tenant office suites located in Van Nuys, California. This loan was originated in 1986 at a 67% loan to value ratio with a balloon date in February, 1996, however, the borrower was not able to refinance the loan in the local market of the security. This loan was classified due to a high vacancy rate and deteriorated condition of the security. An allowance for loan loss has been allocated for this loan in the amount of $350,000. The loan was current at September 30, 1996, with no delinquencies over the past twelve months.

A loan secured by a communications building located in Denver, Colorado in the amount of $586,000 was classified as impaired at September 30, 1996. The contractual rent on this property for the existing tenant is in excess of current market rent for similar properties in the Denver area. This loan was originated in 1987 at a 75% loan to value ratio. Based on a recent appraisal analysis, an allowance for loan loss in the amount of $150,000 has been allocated for this loan. This loan was current at September 30, 1996 with no delinquencies over the past twelve months.

A $325,000 loan secured by a multi-tenant retail/office building located in the central business district of Marion, Iowa was classified as impaired at September 30, 1996. This loan was originated in 1991 at a 68% loan to value ratio and has previously incurred negative cash flows from the security. During 1996 there was a change of property manager/leasing agent for this property and management will continue to monitor the occupancy and cash flows. The loan was current at September 30, 1996 and had an allowance for loan loss allocation in the amount of $100,000.




                                    16 of 20

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (CONTINUED)

Other Loans of Concern. As of September 30, 1996 there were $4.7 million of other loans of concern not discussed above where known information about the possible credit problems of borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrower to comply with present loan repayment terms and which may result in the future inclusion of such loans as non-performing or impaired. Other loans of concern have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Company is monitoring four commercial real estate loans aggregating $1.5 million secured by properties located in Southern California. These loans were originated prior to 1987 at loan to value ratios ranging form 40% - 80% (with an average of 62%). The Company purchased these loans in 1988. At September 30, 1996, the three largest of these loans were $569,000, $381,000 and $345,000. All of these loans are secured by office and/or industrial/warehouse properties. Although all of these loans were performing in accordance with their respective loan repayment terms at September 30, 1996, the Company is monitoring these loans because of continuing concerns for the general economy in California, and particularly the real estate market, which suffers from the effects of a prolonged recession that began in 1990. Although there are reports that the California real estate market may be experiencing a slow recovery, the Company continues to monitor these loans closely.

The Company is monitoring a second large commercial real estate loan of concern in the amount of $2.5 million and secured by a commercial/office building complex in Cedar Rapids, Iowa. This loan was originated in January, 1995 at a loan to value ratio of 80% for the purpose of remodeling and converting a commercial warehouse facility to a commercial/office building complex for rental purposes. Although the loan was current at September 30, 1996, a recent analysis indicates a shortage of cash flows from the security to cover the debt, primarily due to a current high vacancy rate. Management will continue to monitor this loan closely.

A third large loan of concern is a 43 unit multi-family complex in Ft. Worth, Texas. This loan was originated in 1986 for $600,000 at a loan to value ratio of 55% and the Company purchased a 75% participation interest at origination. The balance of the loan at September 30, 1996 was $480,000 and the Company's 75% participation interest amounted to $360,000. Although the loan was current at September 30, 1996, a recent analysis indicated a shortage of cash flows from the security to cover the debt. Additionally, this property is owned by the same mortgagor as the property in Ft. Worth, Texas, classified as an impaired loan and described above.

A fourth large loan of concern is a small commercial real estate medical complex in Colorado Springs, Colorado. The loan was originated in 1989 for $324,000 at a loan to value ratio of 70%. The mortgagor is the tenant and conducts an ophthalmology practice at the complex. The balance of the loan at September 30, 1996 was $296,000 and the loan was current at that date with no late payments over the past twelve months. The Company estimates that the value of the property has decreased due to declining market values in this market, resulting in a loan to value ratio of approximately 95%.


                                    17 of 20

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (CONTINUED)

There were no other loans of concern in excess of $500,000 being monitored by the Company. The balance of other loans of concern consists of one- to four-family loans totaling $988,000, commercial and multi-family real estate loans totaling $115,000, consumer loans totaling $408,000 and commercial business loans totaling $34,000. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of investment securities and interest-earning deposits with other financial institutions, sales of loans and mortgage-backed and related securities available for sale, and operations. While scheduled loan repayments, mortgage-backed securities amortization, and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition. The Company has been selective with regard to deposit rates on certain savings products and, when necessary, has supplemented deposits with longer term or less expensive alternative sources of funds.

Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of net withdrawable savings deposits and borrowings payable on demand or in five years or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at a level in excess of those required. At September 30, 1996, the Bank's liquidity ratio was 14.66% which was in excess of the minimum regulatory requirements.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At September 30, 1996, the Company had outstanding commitments to extend credit which amounted to $56.7 million, of which $38.6 million is available lines of credit, $7.6 million for one-to four-family residential, $1.8 million for multifamily residential, $4.5 million for commercial real estate, and the remaining $4.2 million for consumer/business loans. Management believes loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

During the three month period ended September 30, 1996, there was a net increase of $10.1 million in cash and cash equivalents. This increase was temporary, pending repayment of borrowed funds. The major source of cash during the period was a $14.8 million increase in deposits, and $7.9 million from sales and repayments of securities available-for-sale. Major uses of funds included purchases of securities available for sale of $6.1 million, a net increase in loans receivable of $4.1 million, and repayment of Federal Home Loan Bank advances of $2.5 million.

                                    18 of 20

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

LIQUIDITY AND CAPITAL RESOURCES: (CONTINUED)

At September 30, 1996, the Bank's tangible and core capital was $30.5 million or 7.74% of adjusted total assets, which was in excess of the 1.5% tangible capital requirement by $24.6 million, and in excess of the 3.0% core capital requirement by $18.6 million. The Bank also had risk-based capital of $32.0 million at September 30, 1996, or 12.19% of total risk-weighted assets, which exceeded the 8.0% risk-based capital requirement by $11.0 million. The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities classified as "available-for-sale" under SFAS No. 115 are not included in the Bank's regulatory capital.


                       PERPETUAL MIDWEST FINANCIAL, INC.
                          PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDING

     There are no material legal proceedings to which the Holding Company or the Bank is a party or of which any of their property is subject. From time-to-time, the Bank is a party to various legal proceedings incident to its business.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     1. The Company filed a form 8-K dated October 10, 1996, concerning the press release of earnings for the three months ended September 30, 1996.

     2. The Company filed a form 8-K dated October 10, 1996, concerning the press release announcing that the Company would pay a cash dividend of $0.075 (seven and one-half cents) per share of outstanding common stock on November 19, 1996 to stockholders of record as of October 31, 1996.





                                    19 of 20

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PERPETUAL MIDWEST FINANCIAL, INC.
                                         Registrant


Date:  November 12, 1996                   /s/ James L. Roberts
       ------------------                --------------------------------------
                                         James L. Roberts, President and Chief
                                         Executive Officer


Date:  November 12, 1996                   /s/ Rick L. Brown
       ------------------                --------------------------------------
                                         Rick L. Brown, Senior Vice President
                                         and Chief Financial Officer












                                    20 of 20

                                EXHIBIT INDEX






Exhibit
  No.                           Description                              Page
-------                         -----------                              ----
EX 27                           Financial Data Schedule