Form 10QSB
period 1996-12-31
PERPETUAL MIDWEST FINANCIAL INC
filed 1997-02-12
CIK 916482

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                          Commission File No. 0-23368

                       PERPETUAL MIDWEST FINANCIAL, INC.


       A Delaware Corporation                I.R.S. Employer Identification
                                             No. 42-1415490

                  Address                    Telephone Number
                  -------                    ----------------

                  700 1st Avenue NE          (319) 366-1851
                  Cedar Rapids, Iowa  52401



Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No   .
                                                               ---     --
There were 1,907,278 shares of Common Stock ($0.01 par value) outstanding as of February 6, 1997.

Transitional Small Business Disclosure Format (check one):  Yes   ;   No X .
                                                               ---      ---







                                    1 of 24

                       PERPETUAL MIDWEST FINANCIAL, INC.



                                     INDEX



PART I.   Financial Information                                          Page No.
          ---------------------                                          --------

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets -
                    December 31, 1996 and June 30, 1996                      3

                    Condensed Consolidated Statements of Income -
                      Three and Six Months Ended December 31, 1996
                      and December 31, 1995                                  4

                    Consolidated Statement of Changes in Stockholders'
                      Equity - December 31, 1996                             5

                    Condensed Consolidated Statements of Cash Flows -
                      Three and Six Months Ended December 31, 1996
                      and December 31, 1995                                 6-7

                    Notes to Condensed Consolidated Financial Statements    8-10


          Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   11-22


PART II.  Other Information
          -----------------

          Item 1.   Legal Proceedings                                        22

          Item 4.   Submission of Matters to a Vote of Security Holders    22-23

          Item 6.   Exhibits and Reports on Form 8-K                         23

          Signatures                                                         24
          ----------






                                    2 of 24

                       PERPETUAL MIDWEST FINANCIAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



ASSETS
                                                                          December 31, 1996      June 30, 1996
                                                                         -----------------  --------------------

Cash and due from financial institutions                                      $  4,605,506       $    2,968,278
Interest-earning deposits in other financial institutions-short term             7,605,968            7,956,221
                                                                             -------------       --------------
  Cash and cash equivalents                                                     12,211,474           10,924,499

Trading securities                                                                 921,570              989,800
Securities available-for-sale                                                   58,180,261           56,401,791
Other securities-Federal Home Loan Bank stock                                    4,640,900            4,640,900
Loans held for sale                                                              1,324,258            1,870,570
Loans receivable, net of allowance for loan losses of $2,780,720
 and $2,670,322 at December 31, 1996 and June 30, 1996 respectively            298,535,925          296,080,410
Accrued interest receivable                                                      2,539,753            2,678,024
Premises and equipment, net                                                      7,384,781            7,307,659
Other assets                                                                     2,790,472            2,379,202
                                                                             -------------       --------------
     Total assets                                                             $388,529,394       $  383,272,855
                                                                             =============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Demand deposits                                                              $  8,226,884       $    7,192,677
 Savings and NOW deposits                                                       85,406,209           72,728,251
 Certificates of deposit                                                       191,723,260          181,576,182
                                                                             -------------       --------------
  Total deposits                                                               285,356,353          261,497,110
Borrowed funds                                                                  64,647,466           80,723,708
Advances from borrowers for taxes and insurance                                    770,683              818,524
Accrued interest payable                                                         1,668,902            2,343,611
Other liabilities                                                                2,511,986            2,301,985
                                                                             -------------       --------------
     Total liabilities                                                         354,955,390          347,684,938

Stockholders' equity
 Common stock, $.01 par value, authorized: 6,000,000
  shares; issued: 2,123,984 shares                                                  21,240               21,240
 Additional paid-in capital                                                     20,749,538           20,546,070
 Retained earnings (substantially restricted)                                   17,715,087           18,481,335
 Net unrealized depreciation on securities available-for-sale
  (net of tax of $55,188 and $289,492 for December 31, 1996 and
   June 30, 1996 respectively)                                                    (92,768)            (486,626)
 Less:  Treasury stock (216,706 and 135,902 shares at cost at
          December 31, 1996 and June 30, 1996 respectively)                    (3,570,365)          (2,152,190)
        Unearned ESOP shares                                                     (691,998)            (776,032)
        Unearned compensation                                                    (556,730)             (45,880)
                                                                             -------------       --------------
           Total stockholders' equity                                           33,574,004           35,587,917
                                                                             -------------       --------------

     Total liabilities and stockholders' equity                               $388,529,394       $  383,272,855
                                                                             =============       ==============



     See accompanying notes to condensed consolidated financial statements

                                    3 of 24

                       PERPETUAL MIDWEST FINANCIAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               Three Months Ended                        Six Months Ended
                                       --------------------------------------   ---------------------------------------
                                       December 31, 1996     December 31, 1995  December 31, 1996     December 31, 1995
                                       -----------------     -----------------  ------------------    -----------------
Interest income
  Loans receivable                        $  6,263,884        $  5,081,762        $  12,527,641         $  9,859,677
  Trading securities                            13,023              13,668               31,530               25,924
  Securities available-for sale                802,612             898,151            1,580,921            1,755,699
  Securities held-to-maturity                       --             156,031                   --              675,455
  Other                                        183,274             479,473              465,542              638,499
                                             ---------           ---------           ----------           ----------
                                             7,262,793           6,629,085           14,605,634           12,955,254

Interest expense
  Deposits                                   3,664,822           3,153,155            7,199,249            6,223,893
  Borrowed funds                             1,042,905           1,356,528            2,266,957            2,607,986
                                             ---------           ---------           ----------           ----------
                                             4,707,727           4,509,683            9,466,206            8,831,879
                                             ---------           ---------           ----------           ----------

Net interest income                          2,555,066           2,119,402            5,139,428            4,123,375

Provision for loan losses                      552,000              35,000              777,000               35,000
                                             ---------           ---------           ----------           ----------

Net interest income after provision
  for loan losses                            2,003,066           2,084,402            4,362,428            4,088,375

Noninterest income
  Loan servicing fees                           92,940             108,689              190,540              219,739
  Net realized gains (losses) on sales
    of available-for-sale securities            61,680               4,022               47,326             (11,163)

     Net gains from sales of loans held
        for sale                               103,468              94,403              188,472             170,006

  Net trading securities gains (losses)         19,224                  --               64,879               2,338
  Other                                        214,869             120,064              419,043             226,591
                                             ---------           ---------            ---------           ---------
                                               492,181             327,178              910,260             607,511

Noninterest expense
  Compensation and benefits                    865,328             744,706            1,764,867           1,530,728
  Occupancy and equipment                      395,980             346,541              783,312             673,465
  SAIF deposit insurance premium               117,198             133,102            1,745,272             263,105
  Net (gains) losses on foreclosed assets        6,240            (22,337)               10,315            (20,862)
  Other                                        954,972             488,663            1,726,387           1,096,286
                                             ---------           ---------            ---------           ---------
                                             2,339,718           1,690,675            6,030,153           3,542,722
                                             ---------           ---------            ---------           ---------

Income before income taxes                     155,529             720,905             (757,465)          1,153,164

Income tax expense (benefit)                    74,500             284,900             (285,500)            461,396
                                             ---------           ---------            ---------           ---------

Net income                                      81,029           $ 436,005            $(471,965)          $ 691,768
                                             =========           =========            =========           =========
Earnings per common and common
     equivalent share subsequent to
     conversion                              $    0.04           $    0.22            $   (0.25)          $    0.35

Earnings per share-assuming full dilution-
  subsequent to conversion                   $    0.04           $    0.22            $   (0.25)          $    0.34




     See accompanying notes to condensed consolidated financial statements.

                                    4 of 24

                       PERPETUAL MIDWEST FINANCIAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)





                                                                                  Net Unrealized
                                                                                  Depreciation on
                                                        Additional                  Securities                    Unearned
                                               Common     Paid-in     Retained       Available       Treasury       ESOP
                                                Stock     Capital     Earnings       for-Sale         Stock        Shares
                                               -------  -----------  -----------  ---------------  ------------  ----------

BALANCE AT JUNE 30, 1996                       $21,240  $20,546,070  $18,481,335       $ (486,626)  $(2,152,190)  $(776,032)

Effect of contribution to fund ESOP                 --           --           --               --            --      84,034

Effect of market adjustment of ESOP shares          --      158,628           --               --            --          --

Amortization of RRP contribution                    --           --           --               --            --          --

Tax effect of stock plans                           --       78,143           --               --            --          --

Purchase of treasury stock                          --           --           --               --    (2,036,628)         --

Issuance of 5,000 shares from treasury stock
 in connection with exercise of stock options       --      (47,500)          --               --        97,500          --

Issuance of 27,800 shares from treasury stock
 in connection with RRP award                       --       14,197           --               --       520,953          --

Net changes in unrealized depreciation on
 securities available-for-sale                      --           --           --          393,858            --          --

Cash dividends paid                                 --           --    (294,283)               --            --          --

Net income                                          --           --    (471,965)               --            --          --
                                               -------  -----------  -----------  ---------------  ------------  ----------

BALANCE AT DECEMBER 31, 1996                   $21,240  $20,749,538  $17,715,087        $(92,768)  $(3,570,365)  $(691,998)
                                               =======  ===========  ===========  ===============  ============  ==========



                                                                Total
                                                Unearned    Stockholders'
                                              Compensation     Equity
                                              ------------  -------------

BALANCE AT JUNE 30, 1996                         $ (45,880)    $35,587,917

Effect of contribution to fund ESOP                     --         84,034

Effect of market adjustment of ESOP shares              --        158,628

Amortization of RRP contribution                    24,300         24,300

Tax effect of stock plans                               --         78,143

Purchase of treasury stock                              --     (2,036,628)

Issuance of 5,000 shares from treasury stock
 in connection with exercise of stock options           --         50,000

Issuance of 27,800 shares from treasury stock
 in connection with RRP award                     (535,150)            --

Net changes in unrealized depreciation on
 securities available-for-sale                          --        393,858

Cash dividends paid                                     --       (294,283)

Net income                                              --       (471,965)
                                              ------------  -------------

BALANCE AT DECEMBER 31, 1996                    $ (556,730)    $33,574,004
                                              ============  =============




     See accompanying notes to condensed consolidated financial statements.


                                    5 of 24

                       PERPETUAL MIDWEST FINANCIAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Three Months Ended                 Six Months Ended
                                            --------------------------------------- ------------------------------------
                                            December 31, 1996     December 31, 1995 December 31, 1996  December 31, 1995
                                            -----------------    ------------------ -----------------  -----------------
Cash flows from operating activities
  Net income                                    $    81,029         $    436,005       $ (471,965)        $691,768
  Adjustments to reconcile net income
    to net cash from operating activities
      Depreciation                                  196,581              162,021          391,130          322,524
      Amortization of:
        Unearned compensation                        12,150               21,016           24,300           42,070
        Premiums and discounts on
          securities, net                           107,453              182,865          217,361          378,187
      Provision for loan losses                     552,000               35,000          777,000           35,000
      (Gains) losses on sales of:
        Securities available-for-sale               (61,680)              (4,022)         (47,326)          11,163
        Loans held for sale                        (103,468)             (94,403)        (188,472)        (170,006)
        Foreclosed assets, net                        6,240                3,645           10,315           13,777
      Purchase of:
        Trading securities                         (108,750)            (204,988)        (108,750)        (204,988)
        Net trading securities (gains) losses       (19,224)                  --          (64,879)          (2,338)
      Proceeds from sales of:
        Trading securities                          229,957                   --          241,859               --
        Loans originated for sale                 7,674,033            5,588,574       15,445,518       10,010,175
      Origination of loans held for sale         (7,281,870)          (6,308,271)     (14,710,734)     (10,155,012)
      Federal Home Loan Bank stock
        dividend                                         --              (90,900)              --          (90,900)
      Market adjustment of ESOP shares              158,628               97,949          158,628           97,949
      ESOP expense                                   42,015               50,253           84,034           77,045
      Change in:
        Accrued interest and dividends
          receivable                                 54,495              (63,389)         138,271          (20,181)
        Accrued expenses and other
          liabilities                            (2,654,249)          (2,124,852)        (464,708)        (737,169)
       Other assets                                (172,261)             153,780         (645,574)         498,162
                                                -----------        -------------      -----------      -----------
          Total adjustments                      (1,367,950)          (2,595,722)       1,257,973          105,458
                                                -----------        -------------      -----------      -----------
       Net cash from operating activities        (1,286,921)          (2,159,717)         786,008          797,226

Cash flows from investing activities
  Proceeds from:
    Sales of securities available-for-sale       11,252,631            5,921,700       16,749,208       14,768,492
    Maturities and principal payments of
       securities available-for-sale              6,174,211            1,683,203        8,548,564        4,064,403
    Maturities and principal payments of
       securities held-to-maturity                       --            2,167,454               --        4,914,146
    Sales of foreclosed assets                      311,895               11,912          457,161           18,662
  Purchase of:
    Securities available-for-sale               (20,492,032)          (2,992,813)     (26,618,115)      (5,431,389)
    FHLB stock                                           --              (50,000)              --          (50,000)
    Premises and equipment, net                     (38,011)            (690,122)        (468,252)        (840,551)
  Net change in loans                               275,728          (13,283,620)      (3,699,991)     (23,998,152)
  Net change in interest-earning deposits
    in other financial institutions                      --                  --                --        3,000,000
                                                -----------        ------------       -----------      -----------
  Net cash from investing activities             (2,515,578)         (7,232,286)       (5,031,425)      (3,554,389)






                                 (Continued)

                                   6 of 24

                       PERPETUAL MIDWEST FINANCIAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Three Months Ended                          Six Months Ended
                                                 -----------------------------------------    --------------------------------------
                                                 December 31, 1996       December 31, 1995    December 31, 1996    December 31, 1995
                                                 -----------------       -----------------    -----------------    -----------------
Cash flows from financing activities
  Purchase of shares of treasury stock               $ (703,339)            $   (468,003)         $(2,036,628)           $(871,662)
  Issuance of treasury stock for
    stock plans                                         520,953                       --              618,453                   --
  Award of RRP shares of stock                         (535,150)                      --             (535,150)                  --
  Cash dividends paid                                  (143,002)                (155,451)            (294,283)            (155,451)
  Tax effect of stock plans                              37,233                   27,371               78,143               27,371
  Effect of treasury stock issued
    for stock plans                                      14,197                       --              (33,303)                  --
  Net change in deposits                              9,035,880               11,518,898           23,859,243           14,413,301
  Proceeds from Federal Home Loan
    Bank advances                                     5,000,000               17,000,000            5,000,000           22,000,000
  Repayment of Federal Home Loan
    Bank advances                                   (19,000,000)              (5,500,000)         (21,500,000)         (10,500,000)
  Net change in other borrowed funds                    308,216                  (52,492)             423,758              (22,019)
  Net change in advance payments by
    borrowers for taxes and insurance                   448,463                  333,192              (47,841)             (43,610)
                                                   ------------              -----------         ------------         ------------
       Net cash from financing activities            (5,016,549)              22,703,515            5,532,392           24,847,930
                                                   ------------              -----------         ------------         ------------

Net change in cash and cash equivalents              (8,819,048)              13,311,512            1,286,975           22,090,767

Cash and cash equivalents at beginning
  of period                                          21,030,522               17,901,632           10,924,499            9,122,377
                                                   ------------              -----------         ------------         ------------

Cash and cash equivalents at end of period          $12,211,474              $31,213,144          $12,211,474          $31,213,144
                                                   ============              ===========         ============         ============

Supplemental disclosures of cash flow information
  Cash paid during the period for
    Interest                                          6,083,827                5,885,285           10,140,915            9,329,113
    Income taxes                                             --                  312,560                   --              492,753

Supplemental schedule of non-cash investing activities
  Transfer from mortgage-backed and related
    securities held-to-maturity to mortgage-
    backed and related securities available-
    for-sale                                                 --               23,349,401                   --           23,349,401
  Transfer from securities held-to-maturity
    to securities available-for-sale                         --               14,450,886                   --           14,450,886
  Assets acquired in settlement of loans                768,135                   26,982              917,476               34,039
  Loans originated from sale of assets acquired
    in settlement of loans                              450,000                       --              450,000                   --

     See accompanying notes to condensed consolidated financial statements.

                                    7 of 24

                                    Item 1.
                        Financial Statements, Continued
                       PERPETUAL MIDWEST FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principals for complete presentation of financial statements. The unaudited information for the three and six months ended December 31, 1996 and December 31, 1995 includes the consolidated results of operations of Perpetual Midwest Financial, Inc. (the "Company") and its wholly owned subsidiary Perpetual Savings Bank, FSB (the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.


2.   BORROWINGS FROM THE FEDERAL HOME LOAN BANK

     Borrowings at December 31, 1996 primarily consisted of advances from the Federal Home Loan Bank of Des Moines (the "FHLB") bearing rates from 5.365% to 6.88%. The advances are collateralized by the Company's single-family and multi-family whole loans and mortgage-backed securities. Adjustable rate advances included $14.0 million indexed to the 1 month LIBOR rate which adjusts monthly. The Company also maintains a $20.0 million line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit did not have a balance at December 31, 1996. The remaining balance of $50.0 million of advances are fixed rate, fixed term, with maturities from .20 months to
     6.5 years.


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

                                    8 of 24

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


4.   EARNINGS PER COMMON SHARE:

     Earnings per common and common equivalent share (primary and fully diluted) for the three and six months ended December 31, 1996 were computed by dividing net income by the weighted average number of shares of common and common stock equivalents outstanding. The weighted average number of common and common equivalent shares outstanding exclude ESOP unallocated shares and treasury stock.


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



                                    9 of 24

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

     The following is a summary of the activity in the allowance for loan losses account for the six months ended December 31, 1996:


                Balance at July 1, 1996               $2,670,322

                Provision for loan losses                777,000
                Losses charged to the allowance         (808,338)
                Recoveries credited to the allowance     141,736
                                                      ----------

                Balance at December 31, 1996          $2,780,720
                                                      ==========


     Information regarding impaired loans is as follows for the three and six months ending December 31, 1996:


                                                Three Months Ended                 Six Months Ended
                                              ---------------------              --------------------
                                                                  December 31,
                                              -------------------------------------------------------
                                                  1996           1995              1996       1995
                                               ----------    ---------        ----------   ------------

Average investment in impaired loans           $3,392,787     $     --         $3,158,071     $      --
Interest income recognized on impaired
  loans including interest income recognized
    on a cash basis                                63,309           --            111,483            --
Interest income recognized on impaired
  loans on cash basis                              60,403           --            108,577            --




Information regarding impaired loans at December 31, 1996 is as follows:

       Balance of impaired loans                                                      $       3,632,328
       Less portion for which no allowance for loan losses is allocated                         324,416
                                                                                      -----------------

       Portion of impaired loan balance for which an
        allowance for loan losses is allocated                                        $       3,307,912
                                                                                      =================

       Portion of allowance for loan losses allocated to impaired loan balance        $         911,165
                                                                                      =================

                                    10 of 24

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

The Company is principally engaged in the business of attracting retail checking and savings deposits from the general public and investing those deposits, together with borrowings and other funds, primarily in one- to four-family residential mortgage loans, in commercial and multi-family real estate, in consumer and commercial business loans and, to a lesser extent, in construction or development. The Company also invests in U.S. Government and agency obligations and other permissible investments.

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

The Company is selling substantially all of its originations of one to four-family loans. With a "locked-in" rate at the time of commitment, the Company sells one to four-family loans, servicing released, to a private mortgage banker, generally for a 1.00% to 1.25% premium. This program has allowed the Company to offer competitive one to four-family rates and products in its market area. To a lesser extent, the Company sells one to four-family loans to the Federal National Mortgage Association, servicing retained. Although the loan rates in this program are generally less competitive, some customers of the Company prefer that the servicing of their loan remain with the Company.

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



                                    11 of 24

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
              Management's Discussion and Analysis of Financial
                     Condition And Results of Operations
                                   Continued



FINANCIAL CONDITION:

Total assets increased $5.2 million to $388.5 million at December 31, 1996 from $383.3 million at June 30, 1996. This increase was primarily attributable to a $2.4 million increase in loans receivable, net, a $1.3 million increase in cash and cash equivalents, and a $1.8 million increase in securities available-for-sale.

Loans receivable, net, increased $2.4 million to $298.5 million at December 31, 1996 from $296.1 million at June 30, 1996. The increase in loans receivable, net, was funded primarily by sales, repayments and maturities of securities and net deposit increases.

There are no significant changes to the geographic concentrations of the Company's out-of-area loans. The Company had no foreign loans outstanding at December 31, 1996.

Total Deposits increased $23.9 million to $285.4 million at December 31, 1996. Management attributes this increase to the Company's expanded marketing efforts and competitive array of deposit products.

Borrowed funds at December 31, 1996 totaled $64.6 million as compared to $80.7 million at June 30, 1996. Borrowed funds consisted of $27.5 million of long term advances and $37.1 million of short term advances (due in 12 months or less) primarily from the Federal Home Loan Bank of Des Moines.

At December 31, 1996 stockholders' equity totaled $33.6 million as compared to $35.6 million at June 30, 1996 or a decrease of $2.0 million. Stockholders' equity decreased primarily due to a net loss of $472,000 for the six months ended December 31, 1996, an increase of the contra-equity accounts for Employee Stock Ownership Plan and Unearned Compensation in the amount of $427,000 and a reduction of equity in the amount of $1.4 million for the increased holdings of Company Treasury Stock, primarily offset by a net of tax reduction of $394,000 from June 30, 1996 for net unrealized depreciation in securities available-for-sale. The increase in the contra-equity accounts for Employee Stock Ownership Plan and Unearned Compensation was predominately due to the award of 28,800 shares of the Company's common stock to its directors, officers and employees in key management positions at Perpetual Savings Bank, FSB, at a deferred cost of $522,000. These shares were awarded from the shares approved and remaining under the Company's Recognition and Retention Plan as ratified by the Company's stockholders on October 20, 1994.


RESULTS OF OPERATIONS

          COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

The Company had net income after tax of $81,000 or $0.04 per share of common stock for the three months ended December 31, 1996 compared to $436,000 or $0.22 per share for the same period in 1995. The decrease in net income for the three months ended December 31, 1996 compared to the same period last year was predominately


                                   12 of 24

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
         Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued




RESULTS OF OPERATIONS: COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996
AND 1995
                                  (CONTINUED)

due to a $517,000 increase in provision for loan losses, and a $649,000 increase in noninterest expense, offset by an increase of $436,000 in net interest income before provision for loan losses, a $165,000 increase in other income and a $210,000 decrease in income tax provision.

Net interest income, before provision for loan losses, increased $436,000 to $2.6 million for the three months ended December 31, 1996 compared to $2.1 million for the same period in 1995. Interest income increased $634,000, primarily due to an increase of 0.30% in the average rate earned on interest-earning assets, and an increase of $21.6 million in the average balance. Interest expense increased $198,000 and primarily reflected an increase of 0.20% in the average rate paid on interest-bearing liabilities, and a $24.0 million increase in the average balance.

Noninterest income for the three months ended December 31, 1996, was $492,000 compared to $327,000 for the same period in 1995. Loan servicing fees decreased $16,000 to $93,000 for the three months ended December 31, 1996 compared to $109,000 for the same period in 1995, primarily due to a declining average balance of loans serviced for others. The average balance of loans serviced for others was $126.1 million during the three months ended December 31, 1996 compared to $138.9 million during the same period last year. Gain or loss on the sales of available-for-sale securities and loans held for sale reflected a net gain of $165,000 for the three months ended December 31, 1996 compared to a net gain of $98,000 for same period last year. Net trading securities gains was $19,000 for the three months ended December 31, 1996, compared to a zero net trading gain for the same period last year.

Other noninterest income increased $95,000 for the three months ended December 31, 1996 to $215,000 as compared to $120,000 for the three months ended December 31, 1995, primarily due to a $34,000 increase in savings fees, a $35,000 increase in non-mortgage fees and a $20,000 reduction in the net loss generated by Perpetual Financial Services, Inc. (the Bank's wholly owned service corporation). The operations of Perpetual Financial Services, Inc. resulted in a $15,000 loss for the quarter ended December 31, 1996 compared to net loss of $35,000 for the same period last year. The net loss continued for the quarter ended December 31, 1996 primarily due to the decrease in commission income generated by Perpetual Financial Services, Inc. which is generally attributed to a decrease of non-insured product sales by the service corporation. The Bank, through its wholly owned subsidiary, Perpetual Financial Services, Inc., offers mutual funds, annuities and brokerage services to its customers.

Noninterest expense increased $649,000 to $2.3 million for the three months ended December 31, 1996 compared to $1.7 million for the same period in 1995. Compensation and benefits increased $120,000 to $865,000, primarily due to normal salary increases, to an increase of nine employees to the Company's staff and a related increase in payroll taxes. Occupancy and equipment expense increased $49,000 to $396,000 for the three months ended December 31, 1996 compared to $347,000 for the same period last year, primarily due to additional expense

                                    13 of 24

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

RESULTS OF OPERATIONS: COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 AND
1995
                                  (CONTINUED)

related to operations of the Company's new branch office, which opened on June 1, 1996. The regular SAIF deposit insurance premium expense decreased $16,000 to $117,000 for the three months ended December 31, 1996 as compared to $133,000 for the same period last year. The decrease in the SAIF deposit insurance premium was primarily due to a decrease in the Company's annual premium rate to 0.18% for the three months ended December 31, 1996 from 0.23% for the three months ended December 31, 1995, offset by a $30.0 million increase in the Company's assessable deposit base. (See "--Insurance of Accounts and SAIF Deposit Premium"). Net gains or losses on foreclosed assets reflected a net loss of $6,000 for the three months ended December 31, 1996 compared to a net gain of $22,000 for the same period in 1995.

Other noninterest expense increased $466,000 to $955,000 for the three months ended December 31, 1996 compared to $489,000 for the same period last year. Data processing expense, marketing expense, loan expense and Visa/Master Card service expense are the largest categorical increases in other noninterest expense for the three months ended December 31, 1996 as compared to the same period last year. Data processing expense increased $31,000 primarily due to an increase in the number of accounts serviced and a scheduled price increase by the Company's EDP servicer. Marketing expense increased $45,000 to $116,000 for the three months ended December 31, 1996 as compared to the same period last year. During the quarter ended December 31, 1996, the Bank recorded $245,000 of other expense connected with potential claims on disbursements related to a borrower's remodeling and converting o commercial warehouse facility to a commercial office building complex for rental purposes. Visa/Master Card service expense increased $31,000, primarily due to an increase in the number of accounts and transactions serviced, which is partially offset by a related $34,000 increase in credit card fee income.

Income tax provision decreased $210,000 to $75,000 for the three months ended December 31, 1996 compared to $285,000 for the same period in 1995. The decrease primarily reflected tax provision on the lower amount of income before tax.


           COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

The Company had a net loss of $472,000 or $0.25 per share of common stock for the six months ended December 31, 1996 compared to net income of $692,000 or $0.35 for the same period in 1995. The decrease in net income resulted from a $2.5 million increase in noninterest expense and a $742,000 increase in provision for loan losses, offset by a $1.0 million increase in net interest income before provision for loan losses, a $302,000 increase in noninterest income and a $747,000 reduction in income tax expense.

Net interest income before provision for loan losses increased $1.0 million to $5.1 million for the six months ended December 31, 1996 as compared to $4.1 million for the same period last year. Interest income increased $1.6 million for the six months ended December 31, 1996 compared to the same period last year, primarily due

                                    14 of 24

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

RESULTS OF OPERATIONS: COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1996 AND
1995
                                  (CONTINUED)


to an 85 basis point increase in the yield on average interest-earning assets, and an increase of $28.1 million in the average balance of interest-earning assets. Interest expense increased $634,000 for the six months ended December 31, 1996 compared to the six months ended December 31, 1995, primarily due to a $31.8 million increase in the average balance of interest-bearing liabilities, and a 20 basis point increase in the cost of interest-bearing liabilities.

Provision for loan losses increased $742,000 for the six months ended December 31, 1996 as compared to the same period in 1995, primarily due to the continued growth in the Company's loan portfolio and an increase in the Company's actual loan loss experience over the previous year (See - "Non-performing Assets and Loan Loss Provision").

Noninterest income for the six months ended December 31, 1996 was $910,000 compared to $608,000 for the same period 1995. Net gains or losses on the sale of interest-earning assets reflected a net gain of $236,000 for the six months ended December 31, 1996, compared to a net gain of $159,000 for the same period last year. The increase in net gains on the sale of interest-earning assets primarily reflects the increased volume of fixed-rate loans sold under the Company's one-to four- family mortgage loan selling program. Loan sales during the six months ended December 31, 1996 and 1995 were $15.4 million and $10.0 million respectively. Loan servicing fees decreased $29,000 to $191,000 for the six months ended December 31, 1996 compared to $220,000 for the same period in 1995, primarily due to a declining average balance of loans serviced for others. The average balance of loans serviced for others was $127.8 million during the six months ended December 31, 1996 compared to $139.7 million during the same period last year.

Net trading gains were $65,000 for the six months ended December 31, 1996 compared to $2,000 for the same period in 1995. The increase in net trading gains from the prior period was primarily due to a $59,000 gain realized from the conversion to stock of a convertible corporate bond held by the Company and subsequent sale of the stock in an acquisition offer.

Other noninterest income increased $192,000 for the six months ended December 31, 1996 to $419,000 compared to $227,000 for the six months ended December 31, 1995. The increase was predominately due to a $58,000 increase in demand deposit account fees, a $71,000 increase in non-mortgage loans fees, a $13,000 increase in mortgage loan fees and a $31,000 decrease in net loss generated by Perpetual Financial Services, Inc. (the Bank's wholly owned service corporation). The decrease in the net loss from Perpetual Financial Services, Inc. was primarily due to the result of a $12,000 increase in commission income and a $19,000 decrease in the service corporation's operating expenses. The Bank, through its wholly owned subsidiary, Perpetual Financial Services, Inc., offers mutual funds, annuities and brokerage services to its customers.



                                    15 of 24

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

RESULTS OF OPERATIONS: COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1996 AND
1995
                                  (CONTINUED)


Noninterest expense increased $2.5 million to $6.0 million for the six months ended December 31, 1996 compared to $3.5 million for the six months ended December 31, 1995. The most significant item causing the increase was a one-time $1.5 million assessment by the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF") (See "--Insurance of Accounts and SAIF Deposit Premium"). Compensation and benefits increased $234,000 to $1.8 million for the six months ended December 31, 1996 compared to $1.5 million for the same period in 1995, primarily due to an increase of ten employees to the Company's staff and a related increase in payroll taxes. Occupancy and equipment expense increased $110,000 to $783,000 for the six months ended December 31, 1996 compared to $673,000 for the same period last year, primarily due to additional expense related to operations of the Company's new branch office, which opened on June 1, 1996. The regular portion of the SAIF deposit premium expense decreased slightly to $260,000 for the six months ended December 31, 1996 compared to $263,000 for the six months ended December 31, 1995. The Company's annual premium rate decreased from 0.23% to 0.18% for the last quarter of the six months ended December 31, 1996. Net gains or losses on foreclosed assets reflected a net loss of $10,000 for the six months ended December 31, 1996 compared to a net gain of $21,000 for the same period in 1995.

Other noninterest expense increased $630,000 to $1.7 million for the six months ended December 31, 1996 compared to $1.1 million for the six months ended December 31, 1995. The most significant item causing the increase in noninterest expense was the recording by the Bank of $245,000 of other expense connected with potential claims on disbursements related to a borrower's remodeling and converting a commercial warehouse facility to a commercial office building complex for rental purposes. Data processing expense increased $56,000 to $308,000 for the six months ended December 31, 1996 as compared to $252,000 primarily due to an increase in the number of accounts serviced and a scheduled price increase by the Company's EDP servicer. Marketing expense increased $29,000 to $217,000 over the previous period, predominately due to an increased focus on direct mail and a related increase in the volume of marketing pieces mailed. Visa/Master Card service expense increased $81,000, primarily due to an increase in the number of accounts and transactions serviced, which is partially offset by a related $68,000 increase reflected in other noninterest income-credit card fee income. There are no other individual expense categories in the summary category of other noninterest expense with increases greater than $25,000 as compared to the previous period.

Income tax provision decreased $747,000 to a ($286,000) benefit for the six months ended December 31, 1996 compared to $461,000 for the same period in 1995. The decrease primarily reflected a tax provision credit on the net loss for the six months ended December 31, 1996 compared to a tax provision expense for the net income for the six months ended December 31, 1995.





                                    16 of 24

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

RESULTS OF OPERATIONS: COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1996 AND
1995
                                  (CONTINUED)

INSURANCE OF ACCOUNTS AND SAIF DEPOSIT PREMIUM:

On September 30, 1996, federal legislation was enacted that required the Savings Association Insurance Fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF assessment, which was accrued as of September 30, 1996 and paid to the FDIC in November, 1996, was approximately $1.5 million before tax or $900,000 after tax.

As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective October 1, 1996 through December 31, 1996, the FDIC reduced the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation ("FICO") obligation, such as the Bank, to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The FDIC also reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualified for the minimum SAIF insurance premium. In addition, the FDIC has imposed a FICO assessment on SAIF insured deposits equal to 6.48 basis points per $100 of domestic deposits for the semi-annual period from January 1, 1997 through June 30, 1997.

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


NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS:

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent

                                    17 of 24

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (CONTINUED)

borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. Provisions for loan losses in the amount of $552,000 were recorded for the six months ended December 31, 1996 compared to $35,000 for the six months ended December 31, 1995. The increase in provision for losses during the six months ended December 31, 1996 compared to the six months ended December 31, 1995 was due to continued growth in net loans receivable and an increase in the Company's actual loan loss experience. The Company's allowance for loan loss was $2.8 million or 0.94% of net loans receivable at December 31, 1996 as compared to $2.7 million or 0.90% at June 30, 1996. While management believes that the current allowance for loan loss is adequate to absorb loan losses in the existing loan portfolio, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan loss.

The non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans and real estate owned which has been acquired as a result of foreclosure. Non-performing assets decreased from $1.4 million or .38% of assets at June 30, 1996 to $1.3 million or .33% of assets at December 31, 1996, exclusive of troubled debt restructured loans. The ratio of the loss allowance to non-performing assets increased from 1.9 times at June 30, 1996 to 2.2 times at December 31, 1996.

Troubled Debt Restructures. The Company does not consider troubled debt restructurings to be "non-performing loans". At December 31, 1996, the Company held one restructured loan secured by a property located in Newport Beach, California. This loan is secured by an office/warehouse building on leased ground. At December 31, 1996 the balance of the loan was $636,000. The borrower has performed according to the terms of the modification agreement, and the loan was current at December 31, 1996 (See -Impaired Loans).

Foreclosed Assets. As of December 31, 1996, the Company had $68,000 of foreclosed and repossessed assets which represented ten automobiles totaling $62,000, and a repossessed jet-ski and motorcycle with book values of $5,000 and $1,000 respectively. Management may initiate foreclosure on any specific impaired loan described below if a further review of that specific loan indicates a further deterioration of the collateral or cash flow. Based on a review of the Company's assets at December 31, 1996 and the current economic environment, management does not expect to initiate any significant foreclosures or repossessions of assets, other than impaired assets with the conditions described previously, during the quarter following that review date and they continue to monitor other loans of concern.

Impaired Loans. The Company had four loans classified as impaired at December 31, 1996 totaling $3.6 million, offset by an allocated allowance for loan losses in the amount of $911,000.

The largest loan included in impaired loans at December 31, 1996 is a $1.5 million business loan of which approximately 53% is secured by real estate and improvements and the remainder of the loan is secured by business assets. The loan was granted to an existing trucking and freight company in the Company's market area

                                    18 of 24

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (CONTINUED)

for the purpose of expanding the trucking operation, including relocation of trucking terminals. A significant portion of the trucking company's revenue was dependent upon a single contract which expired and was not renewed, resulting in a deterioration of cash flows from the trucking operation. A collateral analysis was performed by the Company in December, 1996 which estimated a loss exposure of $200,000 at December 31, 1996. Based on its review, the Company allocated an allowance for loan loss in the amount of $200,000 for this loan. The loan was current at December 31, 1996 and management will continue to monitor this loan closely.

The second largest loan included in impaired loans is a $636,000 loan secured by an office/warehouse mortgage loan in Newport Beach, California. This loan is discussed above under Troubled Debt Restructures and is classified as impaired due to previous experience with the borrower and the necessity to restructure the loan. An allowance for loan loss has been allocated for this loan in the amount of $211,000.

The Company has classified as impaired a $586,000 loan secured by two buildings with multi-tenant office suites located in Van Nuys, California. This loan was originated in 1986 at a 67% loan to value ratio with a balloon date in February, 1996, however, the borrower was not able to refinance the loan in the local market of the security. The Company granted a five year extension on the loan to balloon in February, 2001. This loan was classified as impaired based upon a high vacancy rate, property condition and the California real estate market indicating that the borrower can not refinance in the local market. An allowance for loan loss has been allocated for this loan in the amount of $350,000. The loan was current at December 31, 1996, with no delinquencies over the past twelve months.

A loan secured by a communications building located in Denver, Colorado in the amount of $580,000 was classified as impaired at December 31, 1996. The contractual rent on this property for the existing tenant is in excess of current market rent for similar properties in the Denver area. This loan was originated in 1987 at a 75% loan to value ratio. Based on a recent appraisal analysis, an allowance for loan loss in the amount of $150,000 has been allocated for this loan. This loan was current at December 31, 1996 with no delinquencies over the past twelve months.

A $325,000 loan secured by a multi-tenant retail/office building located in the central business district of Marion, Iowa was classified as impaired at December 31, 1996. This loan was originated in 1991 at a 68% loan to value ratio and has previously incurred negative cash flows from the security. At December 31, 1996, there was, subject to reasonable conditions, an offer to purchase this property and acceptance of the offer by the owner. Management believes the selling price is adequate to pay off the Company's loan and all related selling costs. While there are no assurances that a final sale is imminent, management believes the property could be marketed/sold for an amount in excess of the Company's outstanding loan amount and selling costs. The loan was three months delinquent at December 31, 1996, and as such, is considered impaired.



                                    19 of 24

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (CONTINUED)

A large loan included in impaired loans at June 30, 1996 and subsequently removed from the impaired classification during the quarter ended December 31, 1996, was a $784,000 real estate participation loan secured by a 114 unit multi-family complex located in Ft. Worth, Texas. The loan was originated at a 54% loan to value ratio for $1.3 million in 1987 with a twenty year amortization and a ten year balloon date of July 1, 1997. The Company purchased a 75% interest in the loan at the time of origination. An allowance for loan loss had been allocated for this loan in the amount of $300,000. The Company acquired this property through a foreclosure action and a trustee sale in November, 1996. This property was sold in December, 1996, resulting in an actual loss of approximately $179,000, and removed from the impaired loan classification.

Other Loans of Concern. As of December 31, 1996 there were $2.3 million of other loans of concern not discussed above where known information about the possible credit problems of borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrower to comply with present loan repayment terms and which may result in the future inclusion of such loans as non-performing or impaired. Other loans of concern have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Company is monitoring four commercial real estate loans aggregating $1.5 million secured by properties located in Southern California. These loans were originated prior to 1987 at loan to value ratios ranging form 40% - 80% (with an average of 62%). The Company purchased these loans in 1988. At December 31, 1996, the three largest of these loans were $565,000, $378,000 and $342,000. All of these loans are secured by office and/or industrial/warehouse properties. Although all of these loans were performing in accordance with their respective loan repayment terms at December 31, 1996, the Company is monitoring these loans because of continuing concerns for the general economy in California, and particularly the real estate market, which suffers from the effects of a prolonged recession that began in 1990. Although there are reports that the California real estate market may be experiencing a slow recovery, the Company continues to monitor these loans closely.

The second largest loan of concern is a 43 unit multi-family complex in Ft. Worth, Texas. This loan was originated in 1986 for $600,000 at a loan to value ratio of 55% and the Company purchased a 75% participation interest at origination. The balance of the loan at December 31, 1996 was $476,000 and the Company's 75% participation interest amounted to $357,000. Although the loan was current at December 31, 1996, a recent analysis indicated a shortage of cash flows from the security to cover the debt and the related note on this loan ballooned December 1, 1996. The property is listed for sale and management is reviewing the borrower's request for an extension of the balloon date to allow more time for selling the property.

The third largest loan of concern is a small commercial real estate medical complex in Colorado Springs, Colorado. The loan was originated in 1989 for $324,000 at a loan to value ratio of 70%. The mortgagor is the tenant and conducts an ophthalmology practice at the complex. The balance of the loan at December 31, 1996 was $294,000 and the loan was current at that date with no late payments over the past twelve months. The Company

                                    20 of 24

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (CONTINUED)

estimates that the value of the property has decreased due to declining market values in this market, resulting in a loan to value ratio of approximately 95%.

There were no other loans of concern in excess of $500,000 being monitored by the Company. The balance of other loans of concern consists of one- to four-family loans totaling $959,000, commercial and multi-family real estate loans totaling $1.4 million, consumer loans totaling $450,000 and commercial business loans totaling $239,000. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.


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

Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of net withdrawable savings deposits and borrowings payable on demand or in five years or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at a level in excess of those required. At December 31, 1996, the Bank's liquidity ratio was 13.75% which was in excess of the minimum regulatory requirements.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At December 31, 1996, the Company had outstanding commitments to extend credit which amounted to $63.6 million, of which $43.4 million is available lines of credit, $9.9 million for one-to four-family residential, $600,000 for multifamily residential, $5.6 million for commercial real estate, and the remaining $4.1 million for consumer/business loans. Management believes loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.




                                    21 of 24

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
Management's Discussion and Analysis of Financial Condition And Results of Operations
                                   Continued

LIQUIDITY AND CAPITAL RESOURCES: (CONTINUED)

During the six month period ended December 31, 1996, there was a net increase of $1.3 million in cash and cash equivalents. This increase was temporary, pending repayment of borrowed funds. The major source of cash during the period was $25.3 million from sales and repayments of securities available-for-sale and a $23.9 million increase in deposits. Major uses of funds included purchases of securities available for sale of $26.6 million, net repayment of Federal Home Loan Bank advances of $16.5 million, and a net increase in loans receivable, net, of $3.7 million.

At December 31, 1996, the Bank's tangible and core capital was $30.6 million or 7.91% of adjusted total assets, which was in excess of the 1.5% tangible capital requirement by $24.8 million, and in excess of the 3.0% core capital requirement by $19.0 million. The Bank also had risk-based capital of $32.4 million at December 31, 1996, or 12.37% of total risk-weighted assets, which exceeded the 8.0% risk-based capital requirement by $11.4 million. The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities classified as "available-for-sale" under SFAS No. 115 are not included in the Bank's regulatory capital.


                       PERPETUAL MIDWEST FINANCIAL, INC.
                          PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDING

     There are no material legal proceedings to which the Company or the Bank is a party or of which any of their property is subject. From time-to-time, the Bank is a party to various legal proceedings incident to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The Annual Meeting of stockholders was held on October 25, 1996.

     c) The matters approved by stockholders at the annual meeting and number of votes cast for, against or withheld as to each matter are set forth below:


     Election of the following Directors
      for a three year term:                 For      Withheld
                                          ---------  -----------
            Robert C. Tilden              1,737,328     5,463
            Douglas E. Anderson           1,736,996     5,795




                                    22 of 24

                       PERPETUAL MIDWEST FINANCIAL, INC.
                          PART II - OTHER INFORMATION
                                  (CONTINUED)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: (CONTINUED)

     Ratification of the appointment of Crowe Chizek and Company LLP, as the Company's auditors for the fiscal year ending June 30, 1997:


              For             1,734,124
              Against             7,692
              Abstain               975



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     1.   The Company filed a form 8-K dated January 17, 1997, attaching:
          (i) its press release announcing earnings for the three and six months ended December 31, 1996, and (ii) its press release announcing that the Company would pay a cash dividend of $0.075 (seven and one-half cents) per share of outstanding common stock on February 19, 1997 to stockholders of record as of January 31, 1997.











                                    23 of 24

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PERPETUAL MIDWEST FINANCIAL, INC.
                                       Registrant


Date:  February 12, 1997               /s/ James L. Roberts
       -----------------                   ------------------------------------
                                           James L. Roberts, President and
                                           Chief Executive Officer


Date:  February 12, 1997               /s/ Rick L. Brown
       -----------------                   ------------------------------------
                                           Rick L. Brown, Senior Vice President
                                           and Chief Financial Officer














                                    24 of 24

                                EXHIBIT INDEX



EXHIBIT NO.                 DESCRIPTION
-----------                 -----------
  EX-27                 Financial Data Schedule