Form 10QSB
period 1997-03-31
PERPETUAL MIDWEST FINANCIAL INC
filed 1997-05-13
CIK 916482

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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
                                                                ----     ----
There were 1,900,075 shares of Common Stock ($0.01 par value) outstanding as of May 2, 1997.

Transitional Small Business Disclosure Format (check one):  Yes   ;   No    X.
                                                               ---      ---







                                    1 of 23

                       PERPETUAL MIDWEST FINANCIAL, INC.


                                     INDEX


PART I.   Financial Information                                       Page No.
          ---------------------                                       --------

          Item 1.Financial Statements

                  Condensed Consolidated Balance Sheets -
                   March 31, 1997 and June 30, 1996                     3

                  Condensed Consolidated Statements of Income -
                   Three and Nine Months Ended March 31, 1997
                   and March 31, 1996                                   4

                  Consolidated Statement of Changes in Stockholders'
                   Equity - March 31, 1997                              5

                  Condensed Consolidated Statements of Cash Flows -
                   Three and Nine Months Ended March 31, 1997
                   and March 31, 1996                                  6-7

                  Notes to Condensed Consolidated Financial            8-10
                   Statements

          Item 2.Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 11-22


PART II.  Other Information
          -----------------

          Item 1.  Legal Proceedings                                    22

          Item 6.  Exhibits and Reports on Form 8-K                     22

          Signatures                                                    23
          ----------








                                    2 of 23

                       PERPETUAL MIDWEST FINANCIAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


ASSETS
                                                                      March 31, 1997         June 30, 1996
                                                                      --------------          ------------
Cash and due from financial institutions                                $  5,343,167          $  2,968,278
Interest-earning deposits in other financial institutions-short term       7,928,656             7,956,221
                                                                        ------------          ------------
   Cash and cash equivalents                                              13,271,823            10,924,499

Trading securities                                                           680,188               989,800
Securities available for sale                                             69,542,017            56,401,791
Other securities-Federal Home Loan Bank stock                              4,640,900             4,640,900
Loans held for sale                                                          631,208             1,870,570
Loans receivable, net of allowance for loan losses of $2,825,867
 and $2,670,322 at March 31, 1997 and June 30, 1996 respectively         296,312,678           296,080,410
Accrued interest receivable                                                2,802,284             2,678,024
Premises and equipment, net                                                7,301,642             7,307,659
Other assets                                                               2,597,170             2,379,202
                                                                        ------------          ------------
      Total assets                                                      $397,779,910          $383,272,855
                                                                        ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Demand deposits                                                        $  8,297,015          $  7,192,677
 Savings and NOW deposits                                                 91,898,777            72,728,251
 Certificates of deposit                                                 191,413,476           181,576,182
                                                                        ------------          ------------
   Total deposits                                                        291,609,268           261,497,110
Borrowed funds                                                            67,390,961            80,723,708
Advances from borrowers for taxes and insurance                              284,350               818,524
Accrued interest payable                                                   2,610,613             2,343,611
Other liabilities                                                          2,098,407             2,301,985
                                                                        ------------          ------------
      Total liabilities                                                  363,993,599           347,684,938

Stockholders' equity
 Common stock, $.01 par value, authorized: 6,000,000
   shares; issued: 2,123,984 shares                                           21,240                21,240
 Additional paid-in capital                                               20,712,301            20,546,070
 Retained earnings (substantially restricted)                             18,006,425            18,481,335
 Net unrealized depreciation on securities available for sale
   (net of tax of $134,024 and $289,492 for March 31, 1997 and
   June 30, 1996 respectively)                                             (225,288)             (486,626)
 Less:  Treasury stock (216,706 and 135,902 shares at cost at
          March 31, 1997 and June 30, 1996 respectively)                 (3,570,365)           (2,152,190)
        Unearned ESOP shares                                               (651,272)             (776,032)
        Unearned compensation                                              (506,730)              (45,880)
                                                                        ------------          ------------
           Total stockholders' equity                                     33,786,311            35,587,917
                                                                        ------------          ------------

      Total liabilities and stockholders' equity                        $397,779,910          $383,272,855
                                                                        ============          ============








     See accompanying notes to condensed consolidated financial statements

                                    3 of 23

                       PERPETUAL MIDWEST FINANCIAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                  Three Months Ended                    Nine Months Ended
                                        March 31, 1997      March 31, 1996      March 31, 1997       March 31, 1996
                                        ------------------  ------------------  -------------------  -------------------
Interest income
  Loans receivable                              $6,271,523          $5,717,453          $18,799,164          $15,577,130
  Trading securities                                10,679              17,472               42,209               43,396
  Securities available-for sale                    944,351             996,341            2,525,272            2,752,040
  Securities held-to-maturity                           --                  --                   --              675,455
  Other                                            121,664             258,188              587,206              896,687
                                                ----------          ----------          -----------          -----------
                                                 7,348,217           6,989,454           21,953,851           19,944,708

Interest expense
  Deposits                                       3,720,106           3,232,210           10,919,355            9,456,103
  Borrowed funds                                   923,400           1,385,042            3,190,357            3,993,028
                                                ----------          ----------          -----------          -----------
                                                 4,643,506           4,617,252           14,109,712           13,449,131
                                                ----------          ----------          -----------          -----------

Net interest income                              2,704,711           2,372,202            7,844,139            6,495,577

Provision for loan losses                          271,000              30,000            1,048,000               65,000
                                                ----------          ----------          -----------          -----------

Net interest income after provision
  for loan losses                                2,433,711           2,342,202            6,796,139            6,430,577

Noninterest income
  Loan servicing fees                               92,520             104,796              283,060              324,535
  Net realized gains (losses) on sales
     of available-for-sale securities               (1,256)           (139,543)              46,070             (150,706)
  Net gains from sales of loans held for sale       69,522             125,385              257,994              295,391
  Net trading securities gains                       9,335               5,176               74,214                7,514
  Other                                            295,760             186,208              714,803              412,799
                                                ----------          ----------          -----------          -----------
                                                   465,881             282,022            1,376,141              889,533

Noninterest expense
  Compensation and benefits                        878,961             828,647            2,643,828            2,359,375
  Occupancy and equipment                          398,616             358,893            1,181,928            1,032,358
  SAIF deposit insurance premium                    44,725             135,308            1,789,997              398,413
  Net (gains) losses on foreclosed assets           11,192               5,175               21,507              (15,687)
  Other                                            852,604             616,511            2,578,991            1,712,797
                                                ----------          ----------          -----------          -----------
                                                 2,186,098           1,944,534            8,216,251            5,487,256
                                                ----------          ----------          -----------          -----------

Income (Loss) before income taxes                  713,494             679,690              (43,971)           1,832,854

Income tax expense (benefit)                       279,035             252,350               (6,465)             713,746
                                                ----------          ----------          -----------          -----------

Net income (loss)                               $  434,459          $  427,340          $   (37,506)         $ 1,119,108
                                                ==========          ==========          ===========          ===========

Earnings per common and common
  equivalent share                              $     0.22          $     0.21          $     (0.02)         $      0.55

Earnings per share-assuming full dilution       $     0.22          $     0.21          $     (0.02)         $      0.55




     See accompanying notes to condensed consolidated financial statements.

                                    4 of 23

                       PERPETUAL MIDWEST FINANCIAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)





                                                                                  Net Unrealized
                                                                                  Depreciation on
                                                        Additional                  Securities                    Unearned
                                               Common     Paid-in     Retained       Available       Treasury       ESOP
                                                Stock     Capital     Earnings       for-Sale         Stock        Shares
                                               -------  -----------  -----------  ---------------  ------------  ----------

BALANCE AT JUNE 30, 1996                       $21,240  $20,546,070  $18,481,335       $ (486,626) $ (2,152,190)  $(776,032)

Effect of contribution to fund ESOP                 --           --           --               --            --     124,760

Effect of market adjustment of ESOP shares          --      158,628           --               --            --          --

Amortization of RRP contribution                    --           --           --               --            --          --

Tax effect of stock plans                           --       40,906           --               --            --          --

Purchase of treasury stock                          --           --           --               --    (2,036,628)         --

Issuance of 5,000 shares from treasury stock
 in connection with exercise of stock options       --      (47,500)          --               --        97,500          --

Issuance of 27,800 shares from treasury stock
 in connection with RRP award                       --       14,197           --               --       520,953          --

Net changes in unrealized depreciation on
 securities available-for-sale                      --           --           --          261,338            --          --

Cash dividends paid                                 --           --     (437,404)              --            --          --

Net income                                          --           --      (37,506)              --            --          --
                                               -------  -----------  -----------       ----------  ------------  ----------

BALANCE AT MARCH 31, 1997                      $21,240  $20,712,301  $18,006,425       $ (225,288) $ (3,570,365) $ (651,272)
                                               =======  ===========  ===========       ==========  ============  ==========



                                                                                  Total
                                                          Unearned            Stockholders'
                                                        Compensation             Equity
                                                        ------------          -------------

BALANCE AT JUNE 30, 1996                                   $ (45,880)           $35,587,917

Effect of contribution to fund ESOP                               --                124,760

Effect of market adjustment of ESOP shares                        --                158,628

Amortization of RRP contribution                              74,300                 74,300

Tax effect of stock plans                                         --                 40,906

Purchase of treasury stock                                        --             (2,036,628)

Issuance of 5,000 shares from treasury stock
 in connection with exercise of stock options                     --                 50,000

Issuance of 27,800 shares from treasury stock
 in connection with RRP award                               (535,150)                    --

Net changes in unrealized depreciation on
 securities available-for-sale                                    --                261,338

Cash dividends paid                                               --               (437,404)

Net income                                                        --                (37,506)
                                                        ------------          -------------

BALANCE AT MARCH 31, 1997                               $   (506,730)         $  33,786,311
                                                        ============          =============



     See accompanying notes to condensed consolidated financial statements.


                                    5 of 23

                       PERPETUAL MIDWEST FINANCIAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                            Three Months Ended                    Nine Months Ended
                                                    ----------------------------------      ---------------------------------
                                                    March 31, 1997      March 31, 1996      March 31, 1997     March 31, 1996
                                                    --------------      --------------      --------------     --------------
Cash flows from operating activities
  Net income (loss)                                  $    434,459        $    427,340        $    (37,506)       $  1,119,108
  Adjustments to reconcile net income
    to net cash from operating activities
      Depreciation                                        183,009             170,885             574,139             493,409
      Amortization of:
        Unearned compensation                              50,000              12,150              74,300              54,220
        Premiums and discounts on
           securities, net                                 65,780             147,417             283,141             525,604
      Provision for loan losses                           271,000              30,000           1,048,000              65,000
      (Gains) losses on sales of:
        Securities available-for-sale                       1,256             139,543             (46,070)            150,706
        Loans held for sale                               (69,522)           (125,385)           (257,994)           (295,391)
        Foreclosed assets, net                             11,192               5,175              21,507              18,952
      Purchase of:
        Trading securities                               (245,000)            (30,375)           (353,750)           (235,363)
        Net trading securities (gains)                     (9,335)             (5,176)            (74,214)             (7,514)
      Proceeds from sales of:
        Trading securities                                495,717                  --             737,576                  --
        Loans originated for sale                       5,514,147           9,292,365          20,959,665          19,302,540
      Origination of loans held for sale               (4,751,575)        (10,427,417)        (19,462,309)        (20,582,429)
      Federal Home Loan Bank stock
        dividend                                               --                  --                  --             (90,900)
      Market adjustment of ESOP shares                         --                  --             158,628              97,949
      ESOP expense                                         40,726              42,027             124,760             119,072
      Change in:
        Accrued interest and dividends
           receivable                                    (262,531)           (131,732)           (124,260)           (151,913)
        Accrued expenses and other
           liabilities                                    528,132              43,136              63,424            (694,033)
       Other assets                                       272,140             157,324            (373,434)            655,486
                                                     ------------        ------------        ------------        ------------
      Total adjustments                                 2,095,136            (680,063)          3,353,109            (574,605)
                                                     ------------        ------------        ------------        ------------
       Net cash from operating activities               2,529,595            (252,723)          3,315,603             544,503

Cash flows from investing activities
  Proceeds from:
    Sales of securities available-for-sale              6,482,880          23,321,667          23,232,088          38,090,159
    Maturities and principal payments of
       securities available-for-sale                      825,084           2,213,752           9,373,648           6,278,155
    Maturities and principal payments of
       securities held-to-maturity                             --                  --                  --           4,914,146
    Sales of foreclosed assets                             97,160              20,242             554,321              38,904
  Purchase of:
    Securities available-for-sale                     (18,948,114)        (16,218,638)        (45,566,229)        (21,650,027)
    FHLB stock                                                 --                  --                  --             (50,000)
    Loans receivable                                           --         (21,284,952)                 --         (21,284,952)
    Premises and equipment, net                           (99,870)           (383,824)           (568,122)         (1,224,375)
  Net change in loans                                   1,843,895         (10,678,552)         (1,856,096)        (34,676,704)
  Net change in interest-earning deposits
    in other financial institutions                            --                  --                  --           3,000,000
                                                     ------------        ------------        ------------        ------------
       Net cash from investing activities              (9,798,965)        (23,010,305)        (14,830,390)        (26,564,694)


                                  (Continued)

                                    6 of 23

                       PERPETUAL MIDWEST FINANCIAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  Three Months Ended               Nine Months Ended
                                                          --------------------------------    --------------------------------
                                                          March 31, 1997    March 31, 1996    March 31, 1997    March 31, 1996
                                                          --------------    --------------    --------------    --------------
Cash flows from financing activities
  Purchase of shares of treasury stock                     $         --      $   (269,686)     $ (2,036,628)     $ (1,141,348)
  Cash dividends paid                                          (143,121)         (153,952)         (437,404)         (309,403)
  Tax effect of stock plans                                     (37,237)               --            40,906            27,371
  Effect of treasury stock issued
    for stock plans                                                  --                --            50,000                --
  Net change in deposits                                      6,252,915         3,907,544        30,112,158        18,320,845
  Proceeds from Federal Home Loan
    Bank advances                                                    --                --         5,000,000        22,000,000
  Repayment of Federal Home Loan
    Bank advances                                           (10,000,000)       (4,000,000)      (31,500,000)      (14,500,000)
  Net increase (decrease) in Federal
    Home Loan Bank line of credit                            13,000,000                --        13,000,000                --
  Net change in other borrowed funds                           (256,505)          182,940           167,253           160,921
  Net change in advance payments by
    borrowers for taxes and insurance                          (486,333)         (450,690)         (534,174)         (494,300)
                                                           ------------      ------------      ------------      ------------
       Net cash from financing activities                     8,329,719          (783,844)       13,862,111        24,064,086
                                                           ------------      ------------      ------------      ------------

Net change in cash and cash equivalents                       1,060,349       (24,046,872)        2,347,324        (1,956,105)

Cash and cash equivalents at beginning
  of period                                                  12,211,474        31,213,144        10,924,499         9,122,377
                                                           ------------      ------------      ------------      ------------

Cash and cash equivalents at end of period                 $ 13,271,823      $  7,166,272      $ 13,271,823      $  7,166,272
                                                           ============      ============      ============      ============
Supplemental disclosures of cash flow information
  Cash paid during the period for
    Interest                                                  3,703,757         4,635,349        13,844,672        13,964,462
    Income taxes                                                472,764           428,600           472,764           921,353

Supplemental schedule of non-cash investing activities
  Transfer from mortgage-backed and related
    securities held-to-maturity to mortgage-
    backed and related securities available-
    for-sale                                                         --                --                --        23,349,401
  Transfer from securities held-to-maturity
    to securities available-for-sale                                 --                --                --        14,450,886
  Assets acquired in settlement of loans                        108,352            83,054         1,025,828           117,093
  Loans originated from sale of assets acquired
    in settlement of loans                                           --                --           450,000                --










     See accompanying notes to condensed consolidated financial statements.

                                    7 of 23

                                    Item 1.
                        Financial Statements, Continued
                       PERPETUAL MIDWEST FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principals for complete presentation of financial statements. The unaudited information for the three and nine months ended March 31, 1997 and March 31, 1996 includes the consolidated results of operations of Perpetual Midwest Financial, Inc. (the "Company") and its wholly owned subsidiary Perpetual Savings Bank, FSB (the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.


2.   BORROWINGS FROM THE FEDERAL HOME LOAN BANK

     Borrowings at March 31, 1997 primarily consisted of advances from the Federal Home Loan Bank of Des Moines (the "FHLB") bearing rates from 5.36% to 6.59%. The advances are collateralized by the Company's single-family and multi-family whole loans and mortgage-backed securities. Adjustable rate advances included $14.0 million indexed to the 1 month LIBOR rate. The Company also maintains a $20.0 million line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit had a balance of $13.0 million at March 31, 1997. The remaining balances of $40.0 million of advances are fixed rate, fixed term, with maturities from 2 months to 6.25 years.


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

                                    8 of 23

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


4.   EARNINGS PER COMMON SHARE:

     Earnings per common and common equivalent share (primary and fully diluted) for the three and nine months ended March 31, 1997 were computed by dividing net income by the weighted average number of shares of common and common stock equivalents outstanding. The weighted average number of common and common equivalent shares outstanding exclude ESOP unallocated shares and treasury stock.


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



                                    9 of 23

                                    Item 1.
                        Financial Statements, Continued
                       PERPETUAL MIDWEST FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5.   ALLOWANCE FOR LOAN LOSSES (CONTINUED):

     Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include: residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 60 days or more. Loans are moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible by management review.

     The following is a summary of the activity in the allowance for loan losses account for the nine months ended March 31, 1997:


               Balance at July 1, 1996               $ 2,670,322

               Provision for loan losses               1,048,000
               Losses charged to the allowance        (1,047,989)
               Recoveries credited to the allowance      155,534
                                                     -----------

               Balance at March 31, 1997             $ 2,825,867
                                                     ===========


     Information regarding impaired loans is as follows for the three and nine months ending March 31, 1997:


                                                         Three Months Ended      Nine Months Ended
                                                       ----------------------  ----------------------
                                                                         March 31,
                                                       ----------------------------------------------
                                                          1997        1996        1997        1996
                                                       ----------  ----------  ----------  ----------

          Average investment in impaired loans         $3,621,261  $1,124,100  $3,312,467  $1,126,969
          Interest income recognized on impaired
           loans including interest income recognized
           on a cash basis                                 71,747       5,883     183,230      35,376
          Interest income recognized on impaired
           loans on cash basis                             75,101       5,883     183,678      35,376



Information regarding impaired loans at March 31, 1997 is as follows:


       Balance of impaired loans                                                                $3,623,813
       Less portion for which no allowance for loan losses is allocated                            324,024
                                                                                                ----------

       Portion of impaired loan balance for which an
        allowance for loan losses is allocated                                                  $3,299,789
                                                                                                ==========

       Portion of allowance for loan losses allocated to impaired loan balance                  $1,034,442
                                                                                                ==========

                                    10 of 23

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



                                    11 of 23

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
         Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued





FINANCIAL CONDITION:

Total assets increased $14.5 million to $397.8 million at March 31, 1997 from $383.3 million at June 30, 1996. This increase was primarily attributable to a $2.4 million increase in cash and cash equivalents, and a $13.1 million increase in securities available-for-sale.

Loans receivable, net, increased $232,000 to $296.3 million at March 31, 1997 from $296.1 million at June 30, 1996. The increase in loans receivable, net, was funded primarily by sales, repayments and maturities of securities and net deposit increases.

There are no significant changes to the geographic concentrations of the Company's out-of-area loans. The Company had no foreign loans outstanding at March 31, 1997.

Total Deposits increased $30.1 million to $291.6 million at March 31, 1997. Management attributes this increase to the Company's expanded marketing efforts and competitive array of deposit products.

Borrowed funds at March 31, 1997 totaled $67.4 million as compared to $80.7 million at June 30, 1996. Borrowed funds consisted primarily of $27.5 million of long term advances, $26.5 million of short term advances (due in 12 months or less) and $13.0 million line of credit used, primarily from the Federal Home Loan Bank of Des Moines.

At March 31, 1997 stockholders' equity totaled $33.8 million as compared to $35.6 million at June 30, 1996 or a decrease of $1.8 million. Stockholders' equity decreased primarily due to a net loss of $38,000 for the nine months ended March 31, 1997, an increase of the contra-equity accounts for Employee Stock Ownership Plan and Unearned Compensation in the amount of $336,000, cash dividends paid in the amount of $437,000 and a reduction of equity in the amount of $1.4 million for the increased holdings of Company Treasury Stock, primarily offset by a net of tax reduction of $262,000 from June 30, 1996 for net unrealized depreciation in securities available-for-sale. The increase in the contra-equity accounts for Employee Stock Ownership Plan and Unearned Compensation was predominately due to the award of 27,800 shares of the Company's common stock to its directors, officers and employees in key management positions at Perpetual Savings Bank, FSB, at a deferred cost of $535,000. These shares were awarded from the shares approved and remaining under the Company's Recognition and Retention Plan as ratified by the Company's stockholders on October 20, 1994.

RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

The Company had net income after tax of $434,000 or $0.22 per share of common stock for the three months ended March 31, 1997 compared to $427,000 or $0.21 per share for the same period in 1996. The increase in net income for the three months ended March 31, 1997 compared to the same period last year was predominately

                                    12 of 23

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
         Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued



RESULTS OF OPERATIONS: COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (CONTINUED)

due to an increase of $333,000 in net interest income before provision for loan losses, a $184,000 increase in other income, offset by a $241,000 increase in provision for loans losses, a $242,000 increase in noninterest expense and a $27,000 increase in income tax provision.

Net interest income, before provision for loan losses, increased $333,000 to $2.7 million for the three months ended March 31, 1997 compared to $2.4 million for the same period in 1996. Interest income increased $359,000, primarily due to an increase of 0.24% in the average rate earned on interest-earning assets, and an increase of $7.4 million in the average balance. Interest expense increased $27,000 and primarily reflected an $11.6 million increase in the average balance on interest-bearing liabilities, offset by a decrease of 0.19% in the average rate paid.

Noninterest income for the three months ended March 31, 1997, was $466,000 compared to $282,000 for the same period in 1996. Loan servicing fees decreased $12,000 to $93,000 for the three months ended March 31, 1997 compared to $105,000 for the same period in 1996, primarily due to a declining average balance of loans serviced for others. The average balance of loans serviced for others was $123.3 million during the three months ended March 31, 1997 compared to $138.2 million during the same period last year. Gain or loss on the sales of available-for-sale securities and loans held for sale reflected a net gain of $68,000 for the three months ended March 31, 1997 compared to a net loss of $14,000 for same period last year. Net trading securities gains were $9,000 for the three months ended March 31, 1997, compared to a net trading gain of $5,000 for the same period last year.

Other noninterest income increased $110,000 for the three months ended March 31, 1997 to $296,000 as compared to $186,000 for the three months ended March 31, 1996, primarily due to a $15,000 increase in mortgage loan fees earned, a $41,000 increase in savings fees, a $28,000 increase in non-mortgage fees earned and a $20,000 reduction in the net loss generated by Perpetual Financial Services, Inc. (the Bank's wholly owned service corporation). The operations of Perpetual Financial Services, Inc. resulted in net income of $1,000 for the quarter ended March 31, 1997 compared to net loss of $19,000 for the same period last year. The increase in net income for the service corporation was primarily due to an increase in commission income generated by Perpetual Financial Services, Inc. which is generally attributed to a increase of non-insured product sales by the service corporation. The Bank, through its wholly owned subsidiary, Perpetual Financial Services, Inc., offers mutual funds, annuities and brokerage services to its customers.

Noninterest expense increased $242,000 to $2.2 million for the three months ended March 31, 1997 compared to $1.9 million for the same period in 1996. Compensation and benefits increased $50,000 to $879,000, primarily due to normal salary increases and a related increase in payroll taxes. Occupancy and equipment expense increased $40,000 to $399,000 for the three months ended March 31, 1997 compared to $359,000 for the same period last year, primarily due to additional expense related to operations of the Company's new branch office, which

                                    13 of 23

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
         Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

RESULTS OF OPERATIONS: COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (CONTINUED)

opened on June 1, 1996. The regular SAIF deposit insurance premium expense decreased $90,000 to $45,000 for the three months ended March 31, 1997 as compared to $135,000 for the same period last year. The decrease in the SAIF deposit insurance premium was primarily due to a decrease in the Company's annual premium rate to 0.065% (SAIF FICO assessment) for the three months ended March 31, 1997 from 0.23% for the three months ended March 31, 1996, offset by a $40.0 million increase in the Company's assessable deposit base. (See "--Insurance of Accounts and SAIF Deposit Premium"). Net gains or losses on foreclosed assets reflected a net loss of $11,000 for the three months ended March 31, 1997 compared to a net loss of $5,000 for the same period in 1996.

Other noninterest expense increased $236,000 to $853,000 for the three months ended March 31, 1997 compared to $617,000 for the same period last year. Data processing expense, marketing expense, loan expense and Visa/Master Card service expense are the largest categorical increases in other noninterest expense for the three months ended March 31, 1997 as compared to the same period last year. Data processing expense increased $21,000 primarily due to an increase in the number of accounts serviced and a scheduled price increase by the Company's EDP servicer. Marketing expense increased $25,000 to $121,000 for the three months ended March 31, 1997 as compared to the same period last year. Visa/Master Card service expense increased $42,000, primarily due to an increase in the number of accounts and transactions serviced, which is partially offset by a related $27,000 increase in credit card fee income. Service expense and charges for processing customer ATM and debit card transactions increased $23,000 for the three months ended March 31, 1997 to $47,000 as compared to the same period last year, primarily due to an increase in the number of transaction accounts and the volume of electronic card transactions.

Income tax provision increased $27,000 to $279,000 for the three months ended March 31, 1997 compared to $252,000 for the same period in 1996. The increase primarily reflected a tax provision on the higher amount of income before tax.

            COMPARISON OF NINE MONTHS ENDED MARCH 31, 1997 AND 1996

The Company had a net loss of $38,000 or $0.02 per share of common stock for the nine months ended March 31, 1997 compared to net income of $1.1 million or $0.55 for the same period in 1996. The decrease in net income resulted from a $2.7 million increase in noninterest expense ($1.5 million due to a special SAIF assessment), and a $983,000 increase in provision for loan losses, offset by a $1.3 million increase in net interest income before provision for loan losses, a $486,000 increase in noninterest income and a $720,000 reduction in income tax expense.

Net interest income before provision for loan losses increased $1.3 million to $7.8 million for the nine months ended March 31, 1997 as compared to $6.5 million for the same period last year. Interest income increased $2.0 million for the nine months ended March 31, 1997 compared to the same period last year, primarily due

                                    14 of 23

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
         Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

RESULTS OF OPERATIONS: COMPARISON OF NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (CONTINUED)

to an 28 basis point increase in the yield on average interest-earning assets, and an increase of $21.3 million in the average balance of interest-earning assets. Interest expense increased $661,000 for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996, primarily due to a $25.1 million increase in the average balance of interest-bearing liabilities, offset by a 19 basis point decrease in the cost of interest-bearing liabilities.

Provision for loan losses increased $983,000 for the nine months ended March 31, 1997 as compared to the same period in 1996, primarily due to the continued growth in the Company's loan portfolio and an increase in the Company's actual loan loss experience over the previous year (See - "Non-performing Assets and Loan Loss Provision").

Noninterest income increased $486,000 for the nine months ended March 31, 1997 to $1.4 million compared to $890,000 for the same period 1996. Loan servicing fees decreased $42,000 to $283,000 for the nine months ended March 31, 1997 compared to $325,000 for the same period in 1996, primarily due to a declining average balance of loans serviced for others. The average balance of loans serviced for others was $126.4 million during the nine months ended March 31, 1997 compared to $139.1 million during the same period last year. Net gains or losses on the sale of interest-earning assets reflected a net gain of $304,000 for the nine months ended March 31, 1997, compared to a net gain of $145,000 for the same period last year. The increase in net gains on the sale of interest-earning assets primarily reflects the increased volume of fixed-rate loans sold under the Company's one-to four- family mortgage loan selling program and a reduction in losses on sales of available-for-sale securities. Loan sales during the nine months ended March 31, 1997 and 1996 were $21.0 million and $19.3 million respectively.

Net trading gains were $74,000 for the nine months ended March 31, 1997 compared to $8,000 for the same period in 1996. The increase in net trading gains from the prior period was primarily due to a $59,000 gain realized from the conversion to stock of a convertible corporate bond held by the Company and subsequent sale of the stock in an acquisition offer.

Other noninterest income increased $302,000 for the nine months ended March 31, 1997 to $715,000 compared to $413,000 for the nine months ended March 31, 1996. The increase was predominately due to a $99,000 increase in demand deposit account fees, a $99,000 increase in non-mortgage loans fees, a $28,000 increase in mortgage loan fees and a $51,000 decrease in net loss generated by Perpetual Financial Services, Inc. (the Bank's wholly owned service corporation). The decrease in the net loss from Perpetual Financial Services, Inc. was primarily the result of a $9,000 increase in commission income and a $42,000 decrease in the service corporation's operating expenses. The Bank, through its wholly owned subsidiary, Perpetual Financial Services, Inc., offers mutual funds, annuities and brokerage services to its customers.


                                    15 of 23

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
         Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

RESULTS OF OPERATIONS: COMPARISON OF NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (CONTINUED)


Noninterest expense increased $2.7 million to $8.2 million for the nine months ended March 31, 1997 compared to $5.5 million for the nine months ended March 31, 1996. The most significant item causing the increase was a one-time $1.5 million assessment by the FDIC to recapitalize the Savings association Insurance Fund ("SAIF") (See "--Insurance of Accounts and SAIF Deposit Premium"). Compensation and benefits increased $285,000 to $2.6 million for the nine months ended March 31, 1997 compared to $2.4 million for the same period in 1996, primarily due to an increase of twelve employees to the Company's staff and a related increase in payroll taxes. Occupancy and equipment expense increased $150,000 to $1.2 million for the nine months ended March 31, 1997 compared to $1.0 million for the same period last year, primarily due to additional expense related to operations of the Company's new branch office, which opened on June 1, 1996. The regular portion of the SAIF deposit premium expense decreased to $305,000 for the nine months ended March 31, 1997 compared to $398,000 for the nine months ended March 31, 1996. The Company's annual premium rate decreased from 0.230% to 0.180% for the three months ended December 31, 1996 and 0.065% for the three months ended March 31, 1997 while the average assessment base increased . Net gains or losses on foreclosed assets reflected a net loss of $22,000 for the nine months ended March 31, 1997 compared to a net gain of $16,000 for the same period in 1996.

Other noninterest expense increased $866,000 to $2.6 million for the nine months ended March 31, 1997 compared to $1.7 million for the nine months ended March 31, 1996. The most significant item causing the increase in noninterest expense was the recording by the Bank of $245,000 of other expense connected with potential claims on disbursements related to a borrower's remodeling and converting a commercial warehouse facility to a commercial office building complex for rental purposes. Data processing expense increased $77,000 to $471,000 for the nine months ended March 31, 1997 as compared to $394,000 for the same period last year, primarily due to an increase in the number of accounts serviced and a scheduled price increase by the Company's EDP servicer. Marketing expense increased $54,000 to $338,000 over the previous period, predominately due to an increased focus on direct mail and a related increase in the volume of marketing pieces mailed. Visa/Master Card service expense increased $123,000, primarily due to an increase in the number of accounts and transactions serviced, which is partially offset by a related $94,000 increase reflected in other noninterest income-credit card fee income. Service expense and charges for processing customer ATM and debit card transactions increased $36,000 for the nine months ended March 31, 1977 to $113,000 compared to $77,000 for the same period last year, primarily due to an increase in the number of transaction accounts and the volume of electronic card transactions.

Income tax provision decreased $720,000 to a minus $6,000 benefit for the nine months ended March 31, 1997 compared to $714,000 for the same period in 1996. The decrease primarily reflected a tax provision credit on the net loss for the nine months ended March 31, 1997 compared to a tax provision expense on the net income for the nine months ended March 31, 1996.


                                    16 of 23

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
         Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

RESULTS OF OPERATIONS: COMPARISON OF NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (CONTINUED)


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

DISCONTINUED OPERATIONS:

Effective April 1, 1997 the Company discontinued its program for direct sales of non-insured financial products through Perpetual Financial Services, Inc., a wholly owned service corporation of Perpetual Savings Bank, FSB and has begun the process to dissolve the service corporation. The Company has incorporated Midwest Financial Services, Inc. ("MFSI"), a wholly owned corporation of Perpetual Midwest Financial, Inc. Midwest Financial Services, Inc. entered into an agreement, effective April 1, 1997, with Heartland Investment Associates, an NASD licensed broker/dealer, to provide certain financial services to the customers of Perpetual Savings Bank, FSB on the Bank's premises. Heartland Investment Associates, located in Cedar Rapids, Iowa, engages in the business of providing certain insurance products and a full spectrum of approved (non-insured) investment products.

                                    17 of 23

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
         Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS:

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. Provisions for loan losses in the amount of $1.0 million were recorded for the nine months ended March 31, 1997 compared to $65,000 for the nine months ended March 31, 1996. The increase in provision for losses during the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 was due to continued growth in net loans receivable and an increase in the Company's actual loan loss experience. The Company's allowance for loan losses was $2.8 million or 0.94% of loans receivable at March 31, 1997 as compared to $2.7 million or 0.89% at June 30, 1996. While management believes that the current allowance for loan losses is adequate to absorb loan losses in the existing loan portfolio, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan loss.

The non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans and real estate owned which has been acquired as a result of foreclosure. Non-performing assets decreased from $1.4 million or .39% of assets at June 30, 1996 to $1.3 million or .32% of assets at March 31, 1997, exclusive of troubled debt restructured loans. The ratio of the allowance for loan losses to non-performing assets increased from 1.8 times at June 30, 1996 to 2.2 times at March 31, 1997.

Troubled Debt Restructures. The Company does not consider troubled debt restructurings to be "non-performing loans". At March 31, 1997, the Company held one restructured loan secured by a property located in Newport Beach, California. This loan is secured by an office/warehouse building on leased ground. At March 31, 1997 the balance of the loan was $634,000. The borrower has performed according to the terms of the modification agreement, and the loan was current at March 31, 1997 (See -Impaired Loans).

Foreclosed Assets. As of March 31, 1997, the Company had $83,000 of foreclosed and repossessed assets which represented nine automobiles totaling $71,000, and a repossessed motor home and a travel trailer with book values of $4,000 and $8,000 respectively. Management may initiate foreclosure on any specific impaired loan described below if a further review of that specific loan indicates an additional deterioration of the collateral or cash flow. Based on a review of the Company's assets at March 31, 1997 and the current economic environment, management does not expect to initiate any significant foreclosures or repossessions of assets, other than impaired assets with the conditions described previously, during the quarter following that review date and they continue to monitor other loans of concern.



                                    18 of 23

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
         Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (CONTINUED)

Impaired Loans. The Company had five loans classified as impaired at March 31, 1997 totaling $3.6 million, for which the Company allocated $1.0 million of the allowance for loan losses.

The largest loan included in impaired loans at March 31, 1997 is a $1.6 million business loan of which approximately 53% is secured by real estate and improvements and the remainder of the loan is secured by business assets. The loan was granted to an existing trucking and freight company in the Company's market area for the purpose of expanding the trucking operation, including relocation of trucking terminals. A significant portion of the trucking company's revenue was dependent upon a single contract which expired and was not renewed, resulting in a deterioration of cash flows from the trucking operation. A collateral analysis was performed by the Company in March, 1997 which estimated a loss exposure of $324,000 at March 31, 1997. Based on its review, the Company allocated an allowance for loan losses in the amount of $324,000 for this loan. The loan was current at March 31, 1997 and management will continue to monitor this loan closely.

The second largest loan included in impaired loans is a $634,000 loan secured by an office/warehouse mortgage loan in Newport Beach, California. This loan is discussed above under Troubled Debt Restructures and is classified as impaired due to previous experience with the borrower and the necessity to restructure the loan. An allowance for loan losses has been allocated for this loan in the amount of $209,000.

The Company has classified as impaired a $584,000 loan secured by two buildings with multi-tenant office suites located in Van Nuys, California. This loan was originated in 1986 at a 67% loan to value ratio with a balloon date in February, 1996, however, the borrower was not able to refinance the loan in the local market of the security. The Company granted a five-year extension on the loan to balloon in February, 2001. This loan was classified as impaired based upon a high vacancy rate, property condition and the California real estate market indicating that the borrower can not refinance in the local market. An allowance for loan losses has been allocated for this loan in the amount of $350,000. At March 31, 1997 the borrower had listed the property for sale in the amount of $775,000. The loan was current at March 31, 1997, with no delinquencies over the past twelve months.

A loan secured by a communications building located in Denver, Colorado in the amount of $573,000 was classified as impaired at March 31, 1997. The contractual rent on this property for the existing tenant is in excess of current market rent for similar properties in the Denver area. This loan was originated in 1987 at a 75% loan to value ratio. Based on a recent appraisal analysis, an allowance for loan losses in the amount of $150,000 has been allocated for this loan. This loan was current at March 31, 1997 with no delinquencies over the past twelve months.

A $324,000 loan secured by a multi-tenant retail/office building located in the central business district of Marion, Iowa was classified as impaired at March 31, 1997. This loan was originated in 1991 at a 68% loan to value ratio and has previously incurred negative cash flows from the security. At December 31, 1996, there was, subject to certain conditions, an offer to purchase this property and acceptance of the offer by the owner. Management


                                    19 of 23

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
         Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (CONTINUED)

believes the selling price is adequate to pay off the Company's loan and all related selling costs. The offer to purchase this property expires June 1997 if the conditions of the offer are not fulfilled and there are no assurances that a final sale is eminent. The offering price is for an amount in excess of the Company's outstanding loan amount and selling costs. The loan was five months delinquent at March 31, 1997, and as such, is considered impaired.

A large loan included in impaired loans at June 30, 1996 and subsequently removed from the impaired classification during the quarter ended December 31, 1996, was a $784,000 real estate participation loan secured by a 114 unit multi-family complex located in Ft. Worth, Texas. The loan was originated at a 54% loan to value ratio for $1.3 million in 1987 with a twenty year amortization and a ten year balloon date of July 1, 1997. The Company purchased a 75% interest in the loan at the time of origination. An allowance for loan losses had been allocated for this loan in the amount of $300,000. The Company acquired this property through a foreclosure action and a trustee sale in November, 1996. This property was sold in December, 1996, resulting in an actual loss of approximately $178,000, and removed from the impaired loan classification.

Other Loans of Concern. As of March 31, 1997 there were $2.5 million of other loans of concern not discussed above where known information about the possible credit problems of borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrower to comply with present loan repayment terms and which may result in the future inclusion of such loans as non-performing or impaired. Other loans of concern have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The Company is monitoring four commercial real estate loans aggregating $1.5 million secured by properties located in Southern California. These loans were originated prior to 1987 at loan to value ratios ranging from 40% - 80% (with an average of 62%). The Company purchased these loans in 1988. At March 31, 1997, the three largest of these loans were $564,000, $375,000 and $340,000. All of these loans are secured by office and/or industrial/warehouse properties. Although all of these loans were performing in accordance with their respective loan repayment terms at March 31, 1997, the Company is monitoring these loans because of continuing concerns for the general economy in California, and particularly the real estate market, which suffers from the effects of a prolonged recession that began in 1990. Although there are reports that the California real estate market may be experiencing a slow recovery, the Company continues to monitor these loans closely.

A large loan of concern is a 43 unit multi-family complex in Ft. Worth, Texas. This loan was originated in 1986 for $600,000 at a loan to value ratio of 55% and the Company purchased a 75% participation interest at origination. The balance of the loan at March 31, 1997 was $470,000 and the Company's 75% participation interest amounted to $352,000. Although the loan was current at March 31, 1997, a recent analysis indicated a shortage of cash flows from the security to cover the debt and the related note on this loan ballooned December 1,


                                    20 of 23

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
         Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (CONTINUED)

1996. The property is listed for sale and management granted the borrower's request for an extension to June 1997 of the balloon date to allow more time for selling the property.

Another large loan of concern is a small commercial real estate medical complex in Colorado Springs, Colorado. The loan was originated in 1989 for $324,000 at a loan to value ratio of 70%. The mortgagor is the tenant and conducts an ophthalmology practice at the complex. The balance of the loan at March 31, 1997 was $293,000 and the loan was current at that date with no late payments over the past twelve months. The Company estimates that the value of the property has decreased due to declining market values in this area, resulting in a loan to value ratio of approximately 95%.

There were no other loans of concern in excess of $500,000 being monitored by the Company. The balance of other loans of concern consists of one- to four-family loans totaling $7,000, commercial and multi-family real estate loans totaling $82,000, consumer loans totaling $224,000 and commercial business loans totaling $74,000. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities), maturities of securities and interest-earning deposits with other financial institutions, sales of loans and securities available-for-sale, and operations. While scheduled loan repayments, mortgage-backed securities amortization, and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition. The Company has been selective with regard to deposit rates on certain savings products and, when necessary, has supplemented deposits with longer term or less expensive alternative sources of funds.

Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of net withdrawable savings deposits and borrowings payable on demand or in five years or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at a level in excess of those required. At March 31, 1997, the Bank's liquidity ratio was 17.65% which was in excess of the minimum regulatory requirements.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At March 31, 1997, the Company had outstanding commitments to extend credit which amounted to $60.1 million, of which $44.0 million is available lines of credit, $7.1 million for one-to four-family residential, $860,000 for multifamily residential,

                                    21 of 23

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
         Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

LIQUIDITY AND CAPITAL RESOURCES: (CONTINUED)

$4.3 million for commercial real estate, and the remaining $3.8 million for consumer/business loans. Management believes loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

During the nine month period ended March 31, 1997, there was a net increase of $2.3 million in cash and cash equivalents. This increase was temporary, pending repayment of borrowed funds. The major source of cash during the period was a $30.1 million increase in deposits and $32.6 million from sales and repayments of securities available-for-sale. Major uses of funds included purchases of securities available for sale of $45.6 million, net repayment of Federal Home Loan Bank advances and line of credit of $13.5 million, and a net increase in loans receivable, net, of $1.9 million.

At March 31, 1997, the Bank's tangible and core capital was $31.1 million or 7.84% of adjusted total assets, which was in excess of the 1.5% tangible capital requirement by $25.1 million, and in excess of the 3.0% core capital requirement by $19.2 million. The Bank also had risk-based capital of $32.9 million at March 31, 1997, or 12.51% of total risk-weighted assets, which exceeded the 8.0% risk-based capital requirement by $11.8 million. The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities classified as "available-for-sale" under SFAS No. 115 are not included in the Bank's regulatory capital.


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


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     1.   The Company filed a form 8-K dated April 17, 1997, attaching:
          () its press release announcing earnings for the three and nine months ended March 31, 1997, and (ii) its press release announcing that the Company would pay a cash dividend of $0.075 (seven and one-half cents) per share of outstanding common stock on May 15, 1997 to stockholders of record as of April 30, 1997.



                                    22 of 23

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PERPETUAL MIDWEST FINANCIAL, INC.
                                             Registrant


Date:  May 9, 1997                              /s/ James L. Roberts
      -----------------------                ----------------------------------
                                             James L. Roberts, President and
                                             Chief Executive Officer

Date:  May 9, 1997                              /s/ Rick L. Brown
      -----------------------                ----------------------------------
                                             Rick L. Brown, Senior Vice
                                             President and Chief Financial
                                             Officer

                                   23 of 23

                                EXHIBIT INDEX



 Exhibit
   No.                     Description
---------                  -----------
   27                       Financial Data Schedule
