Form 10KSB
period 1997-06-30
PERPETUAL MIDWEST FINANCIAL INC
filed 1997-09-26
CIK 916482

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the Fiscal Year Ended June 30, 1997
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


         For the transition period from ________________ to ________________
         Commission File Number 0-23368


                        PERPETUAL MIDWEST FINANCIAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                   42-1415490
--------------------------------         ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
  Incorporation or Organization)




700 First Avenue, N.E., Cedar Rapids, Iowa                   52401
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (319) 366-1851

                         _______________________________

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)


         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

         As of September 11, 1997, the Registrant had 1,873,075 shares of Common Stock issued and outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of September 11, 1997 was $33.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)


                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1997.

         Part III of Form 10-KSB - Proxy Statement for Annual Meeting of Stockholders to be held in 1997.

                                     PART I

Item 1.           Business

         General. Perpetual Midwest Financial, Inc ("Perpetual Midwest" and, with its subsidiary, the "Company") was formed at the direction of Perpetual Savings Bank, FSB (the "Bank" or "Perpetual Savings") in December, 1993 for the purpose of owning all of the outstanding stock of the Bank issued upon the conversion of the Bank from the mutual to the stock form (the "Conversion"). On March 30, 1994 Perpetual Midwest acquired all of the shares of the Bank in connection with the completion of the Conversion. All references to the Company, unless otherwise indicated, at or before March 30, 1994 refer to the Bank and its subsidiary on a consolidated basis. The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotations ("Nasdaq") National Market under the symbol "PMFI".

         The Company is incorporated under the laws of the State of Delaware, and authorized to do business in the State of Iowa, and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The business of the Company currently consists primarily of the business of Perpetual Savings. The holding company structure, however, provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock financial institutions as well as other companies. Although there are no current arrangements, understandings or agreements regarding any such activity or acquisition, the Company is in a position, subject to regulatory restrictions and/or approval, to take advantage of any favorable acquisition opportunities that may develop.

         The assets of the Company consist of the stock of the Bank and a diversified investment portfolio. Activities of Perpetual Midwest are funded by proceeds and income on the investment portfolio at the holding company level and dividends from the Bank, if any. Activities of the Company may also be funded through sales of additional securities, through borrowings and through income generated by other activities of the Company. At June 30, 1997, the Company had total consolidated assets of $397.2 million and stockholders' equity of $33.9 million.

         Perpetual Savings is a federally chartered stock savings bank headquartered in Cedar Rapids, Iowa. Originally organized in 1875, the Bank converted to a federal mutual savings bank in 1991. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Perpetual Savings' primary market area covers all or a portion of Linn and Johnson Counties, Iowa, which are serviced through its four full service branch offices located in Cedar Rapids and one additional full service branch office located in Iowa City, Iowa. At June 30, 1997, Perpetual Savings had total assets of $395.7 million, deposits of $305.3 million and stockholders' equity of $31.5 million.

         The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company focuses on activities related to developing its retail banking business within its market place by increasing consumer and mortgage loan originations, while offering new deposit products. In addition, the Company's strategy calls for a gradual growth that would leverage its high capital to asset ratio. This strategy emphasizes an aggressive program of origination and acquisition of retail consumer loans, including vehicle loans, home equity (second mortgage) loans, credit card loans and recreational vehicle loans. In addition, this strategy calls for a growth in the Company's commercial real estate loans and business loans within the Company's market areas. This growth of the Company may be financed by either increases in deposits or from borrowed funds. The source of funds for the Company's growth depends on several factors, including cost, availability, interest rate risk and reinvestment alternatives. The Company also invests in U.S. Government and agency obligations, agency issued mortgage-backed securities and other investments permitted by regulation.

         The board and management continue to emphasize the expansion of the Bank's retail banking operations. In this regard, management has decreased its mortgage-backed and related securities portfolio to fund loans originated or purchased for retention in the Bank's loan portfolio. Beginning in 1994, the Company undertook to restructure its investments in earning assets by decreasing its holdings of mortgage-backed and related securities and increasing its portfolio of loans. From June 30, 1996 to June 30, 1997, the Company's portfolio of loans receivable, net increased from $296.1 million or 77% of total assets to $310.5 million or 78% of total assets. Conversely, the Company's mortgage-backed and related securities and other securities portfolio decreased during the same period from $57.4 million or 15% of total assets at June 30, 1996 to $41.9 million or 11% of total assets at June 30, 1997. Small Business Administration ("SBA") participation certificates accounted for $5.3 million or 11.0% of the mortgage-backed and related securities and other investment securities portfolio at June 30, 1997.

         The Company's revenues are derived primarily from interest on loans, mortgage-backed and related securities, other securities, income from service charges and loan originations and loan servicing fee income.

         The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include passbook accounts, checking, business and personal money market checking and regular checking accounts, and certificate accounts with varied terms. The Company only solicits deposits in its primary market area and does not accept brokered deposits.

         The executive offices of the Bank are located at 700 First Avenue, N.E., Cedar Rapids, Iowa 52401, and the telephone number at that address is
(319) 366-1851.

Market Area

         The main office of the Company is in Cedar Rapids, located in Linn County, Iowa. The Company's market enjoys a well diversified environment of employers, including such major employers as Rockwell International, Amana Refrigeration, Quaker Oats, IES Industries, Inc., Aegon USA, St. Luke's Hospital, Mercy Medical Center, The University of Iowa and the Cedar Rapids and Iowa City Community Schools.

Lending Activities

         General. The Company primarily originates fixed- and adjustable-rate, one- to four-family, commercial and multi-family mortgage loans. In addition, the Company originates or purchases retail consumer loans, including vehicle loans, home equity (second mortgage) loans, credit card loans and recreational vehicle loans. The Company's general policy is to originate mortgages with terms between 15 and 30 years. The Company focuses on the origination of adjustable-rate mortgage ("ARM") loans, short-term balloon loans, short-term consumer and other loans for retention in its portfolio. ARM, balloon and consumer loans are originated in order to increase the percentage of loans with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate, long-term, mortgage loans. While the Company's loan portfolio consists mainly of adjustable-rate and balloon one- to four-family loans and short-term consumer loans, it also originates fixed-rate mortgage loans in response to customer demand and for sale, subject to market conditions, in the secondary market. The Company underwrites these mortgage loans under secondary market guidelines allowing them to be saleable, without recourse, in order to generate fee income and reduce the Company's exposure to changes in interest rates.

         The Company is selling substantially all of its originations of one- to four-family loans, with a "locked-in" rate at the time of commitment. The Company sells one- to four-family loans, servicing released, to a private mortgage banker, generally for a 1.00% to 1.25% premium. This program has allowed the Company to offer the most competitive one- to four-family rates and products in its market area. To a lesser extent, the Company sells one- to four-family loans to the Federal National Mortgage Association ("Fannie Mae"), servicing retained. Although the loan rates in this program are generally less competitive, some customers of the Company prefer that the servicing of their loan remain with the Company.

         The Company also originates consumer, construction and commercial business loans in its primary market area. At June 30, 1997, the Company's net loan portfolio totaled $310.5 million.

         Consumer, commercial business and real estate loan applications are initially considered and approved at various levels of authority, depending on the type, amount and loan to value ratio of the loan. The review and ratification by the Bank's Board of Directors is required for such loans above $500,000, following a review and approval by the Bank's executive loan committee.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. At June 30, 1997, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $5.1 million.

         At June 30, 1997, the Bank did not have any loans or series of loans with outstanding balances in excess of the loans to one borrower limit and the following discussion summarizes the Bank's ten largest lending relationships with one borrower or group of related borrowers.

         At June 30, 1997, the Bank's largest lending relationship with one borrower or group of related borrowers totaled $4.3 million and consisted of three loans which were primarily secured by a bank stock loan and a single family residence. The Bank's second largest lending relationship consisted of one loan in the amount of $4.0 million secured by three commercial real estate buildings utilized for office space, manufacturing and warehousing. The third largest lending relationship totaled $3.7 million and consisted of seventeen loans, primarily secured by four speculative and two pre-sold single-family construction, four land parcels, two medical office complexes and two commercial buildings.

         The fourth largest lending relationship consisted of three loans totaling $3.5 million and primarily secured by two commercial office buildings. The fifth largest lending relationship totaled $3.5 million consisting of sixteen loans primarily secured by a commercial office building and fourteen retail sales facilities. The Bank's sixth largest lending relationship consisted of twelve loans totaling $3.5 million and primarily secured by the general business assets of six restaurants, two single-family condominium units and one single-family residence. The seventh largest lending relationship consisted of seven loans in the total amount of $3.4 million primarily secured by four office buildings, one land development loan, two single-family speculative construction and a single-family residence.

         The eighth largest lending relationship consisted of thirteen loans totaling $3.4 million and primarily secured by two commercial office buildings, three commercial retail sales buildings, one multi-family mortgage, one car wash facility, two speculative single-family construction loans and a single-family residence. The ninth largest lending relationship consisted of four loans which totaled $3.1 million and were primarily secured by a commercial office building, a commercial warehouse and a communications tower. The tenth largest lending relationship was one loan in the amount of $3.1 million secured by a 144 unit multi-family complex.

         In addition to the regulatory limit of loans to one-borrower, management monitors the Company's concentration of loans. Management considers loan concentrations to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, including geographic concentration, which would cause them to be similarly impacted by economic or other conditions. At June 30, 1997 the Company did not have any such concentration of loans exceeding 10% of total loans receivable, net or $31.1 million.

         Loan Portfolio Composition. The following information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and allowances for losses) as of the dates indicated.


                                                                          At June 30,
                                      -------------------------------------------------------------------------------------
                                             1997                 1996                    1995                  1994
                                      ------------------       ---------------       ---------------       ----------------
                                        Amount   Percent       Amount  Percent       Amount  Percent       Amount   Percent
                                        ------   -------       ------  -------       ------  -------       ------   -------
                                                                      (Dollars in Thousands)
Real Estate Loans:
------------------
 One- to four-family................   $127,492    39.56%    $129,876   42.60%    $137,832    57.84%    $ 69,819     52.07%
 Commercial.........................     61,373    19.04       48,384   15.87       33,822    14.19       18,853     14.06
 Multi-family.......................     33,865    10.51       31,989   10.49       25,029    10.50       15,245     11.37
 Construction or development........     22,053     6.84       21,020    6.90       14,979     6.29        7,469      5.56
                                       --------    -----     --------   -----     --------    -----     --------     -----
     Total real estate loans........   $244,783    75.95     $231,269   75.86     $211,662    88.82     $111,386     83.06
                                       --------    -----     --------   -----     --------    -----     --------     -----
Other Loans:
------------
 Consumer Loans:
  Classic car loans.................   $    ---      ---     $    ---      --     $    ---       --     $    ---        --
  Automobile........................     27,886     8.66       28,831    9.46        2,590     1.08          930       .70
  Home equity line of credit........     14,503     4.50       12,472    4.09       10,005     4.20        6,238      4.65
  Second mortgage...................     12,547     3.89        9,516    3.12        5,986     2.51        5,362      4.00
  Home improvement..................      2,092      .65        1,686     .55        1,493      .63        1,369      1.02
  Student...........................        ---      ---          ---      --          ---       --        4,003      2.99
  Credit cards......................      4,381     1.36        3,618    1.19        2,389     1.00        1,511      1.13
  Other consumer....................      2,985      .92        1,906     .63          846      .36          744       .55
                                      ---------    -----     --------   -----     --------     ----     --------     -----
     Total consumer loans...........  $  64,394    19.98     $ 58,029   19.04     $ 23,309     9.78     $ 20,157     15.04

 Commercial business loans..........     13,127     4.07       15,562    5.10        3,331     1.40        2,552      1.90
                                      ---------    -----    ---------   -----     --------    -----     --------     -----
     Total other loans..............   $ 77,521    24.05    $  73,591   24.14     $ 26,640    11.18     $ 22,709     16.94
                                      ---------    -----    ---------   -----     --------    -----     --------     -----
     Total loans before net items...   $322,304   100.00%   $ 304,860  100.00%    $238,302   100.00%    $134,095    100.00%
                                      ---------   ======    ---------  ======     --------   ======     --------    ======

Less:
-----
 Loans in process...................    (8,460)                (5,992)              (8,018)               (5,495)
 Net deferred (fees) costs and
   discounts........................      (349)                  (118)                (217)                 (208)
 Allowance for losses...............    (2,973)                (2,670)              (2,686)               (2,482)
                                       -------              ---------             --------              --------
    Total loans receivable, net.....  $310,522              $ 296,080             $227,381              $125,910
                                      ========              =========             ========              ========



                                        At December 31,
                                    ---------------------
                                             1993
                                        ----------------
                                        Amount   Percent
Real Estate Loans:                     ------   -------
------------------
 One- to four-family................   $ 58,692    49.80%
 Commercial.........................     17,529    14.87
 Multi-family.......................     11,404     9.68
 Construction or development........      4,530     3.84
                                       --------    -----
     Total real estate loans....       $ 92,155    78.19
                                       --------    -----
Other Loans:
------------
 Consumer Loans:
  Classic car loans.................   $  6,294     5.34
  Automobile........................        778      .66
  Home equity line of credit........      3,637     3.09
  Second mortgage...................      4,868     4.13
  Home improvement..................      1,217     1.03
  Student...........................      4,035     3.42
  Credit cards......................      1,647     1.40
  Other consumer....................        737      .63
                                       --------    -----
     Total consumer loans...........   $ 23,213    19.70

 Commercial business loans..........      2,483     2.11
                                       --------    -----
     Total other loans..............   $ 25,696    21.81
                                       --------    -----
     Total loans before net items...   $117,851   100.00%
                                       --------   =======
Less:
-----
 Loans in process...................     (2,454)
 Net deferred (fees) costs and
   discounts........................        194
 Allowance for losses...............     (2,437)
                                       ---------
    Total loans receivable, net.....   $113,154
                                       ========


         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                     At June 30,
                                               -------------------------------------------------------------------------------------
                                                      1997                  1996                  1995                   1994
                                               -----------------      -----------------      ----------------       ----------------
                                                Amount   Percent      Amount    Percent      Amount   Percent       Amount   Percent
                                               -------   -------      ------    -------      ------   -------       ------   -------
                                                                              (Dollars in Thousands)
Fixed-Rate Real Estate Loans
 One- to four-family........................   $ 12,146    3.77%   $13,253        4.35%     $15,815    6.64%    $ 14,980     11.17%
 Commercial.................................      5,520    1.71      2,904         .95        2,926    1.22        4,280      3.19
 Multi-family...............................      1,967     .61      2,030         .66        4,535    1.90        4,453      3.32
 Construction or development................     22,053    6.84     21,020        6.90       14,979    6.29        7,469      5.56
                                               --------  ------   --------     -------     --------  -------    --------   -------
     Total fixed-rate real estate loans.....     41,686   12.93     39,207       12.86       38,255   16.05       31,182     23.24
                                               --------  ------   --------     -------     --------  -------    --------   -------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................   $115,346   35.79   $116,623       38.25     $122,017    51.20    $ 54,839     40.90
  Commercial................................     55,853   17.33     45,480       14.92       30,896    12.97      14,573     10.87
  Multi-family..............................     31,898    9.90     29,959        9.83       20,494     8.60      10,792      8.05
                                               --------  ------   --------     -------     --------   ------    --------   -------
     Total adjustable-rate real estate loans   $203,097   63.02   $192,062       63.00     $173,407    72.77    $ 80,204     59.82
                                               --------  ------   --------     -------     --------   ------    --------   -------
Consumer(1).................................   $ 64,394   19.98   $ 58,029       19.04     $423,309     9.78     $20,157(1)  15.04
Commercial business(2)......................     13,127    4.07     15,562        5.10        3,331     1.40       2,552(2)   1.90
                                               --------  ------   --------     -------     --------   ------    --------   -------
     Total loans............................   $322,304  100.00   $304,860      100.00     $238,302   100.00%   $134,095     100.0
Less:                                          --------  ======   --------     =======     --------   ======    --------   =======
 Loans in process...........................    (8,460)             (5,992)                  (8,018)              (5,495)
 Deferred fees and discounts................      (349)               (118)                    (217)                (208)
 Allowance for loan losses..................    (2,973)             (2,670)                  (2,686)              (2,482)
                                               --------           --------                 ---------            ---------
     Total loans receivable, net............   $310,522           $296,080                 $227,381             $125,910
                                               ========           ========                 =========            =========



                                                 At December 31,
                                               -------------------
                                                      1993
                                                -----------------
                                                Amount     Percent
                                                ------     -------
Fixed-Rate Real Estate Loans
 One- to four-family........................    $16,612     14.10%
 Commercial.................................      3,925      3.33
 Multi-family...............................      2,912      2.46
 Construction or development................      4,530      3.84
                                                -------    ------
     Total fixed-rate real estate loans.....     27,979     23.73
                                                -------    ------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................   $ 42,080     35.71
  Commercial................................     13,604     11.54
  Multi-family..............................      8,492      7.21
                                               --------    ------
     Total adjustable-rate real estate loans   $ 64,176     54.46
                                               --------    ------

Consumer(1).................................    $23,213(1)  19.70
Commercial business(2)......................      2,483(2)   2.11
                                               --------    ------
     Total loans............................   $117,851    100.00%
Less:                                          ========    ======
 Loans in process...........................     (2,454)
 Deferred fees and discounts................        194
 Allowance for loan losses..................     (2,437)
     Total loans receivable, net............   $113,154

_____________________
(1) Consumer includes $23.8 million, $21.8 million, $16.5 million, $11.6 million and $10.8 million of adjustable-rate loans at June 30, 1997, 1996, 1995 and 1994 and December 31, 1993, respectively.
(2) Commercial business includes $11.2 million, $10.3 million, $.7 million, $1.7 million and $1.8 million of adjustable-rate loans at June 30, 1997, 1996, 1995 and 1994and December 31, 1993, respectively.

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at June 30, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract adjusts, not when the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.


                                                                                                         Commercial
                                Mortgage Loans        Construction Loans(2)       Consumer Loans      Business Loans(2)
                             ----------------------   ---------------------  ----------------------   ------------------
                                           Weighted               Weighted                 Weighted             Weighted
                                            Average                Average                 Average              Average
                             Amount          Rate        Amount     Rate      Amount         Rate      Amount     Rate
                             ------        --------   ---------   ---------  -------       --------   -------   --------
                                                              (Dollars in Thousands)
Due During Periods
   Ending June 30,
1998(1).....................   $   5,926     9.17%     $21,933      8.55%   $ 6,529        10.58%     $10,056     8.83%
1999 - 2002.................       6,106     8.53          120      8.75     22,074         8.89        2,984     9.10
2003 and following..........     210,698     8.02          ---       ---     35,791         9.25           87    10.36
                               ---------     -----     -------      -----   -------        ------     -------    ------
  Total.....................    $222,730     8.06%     $22,053      8.55%   $64,394         9.26%     $13,127     8.90%
                               =========     =====     =======      =====   =======        ======     =======    ======

                                Total Loans
                              ------------------
                                        Weighted
                                        Average
                               Amount     Rate
                              -------   --------

Due During Periods
   Ending June 30,
1998(1).....................    $ 44,444     8.99%
1999 - 2002.................      31,284     8.84
2003 and following..........     246,576     8.20
                              ---------- ---------
  Total.....................    $322,304     8.37%
                              ========== =========

____________________
(1) Includes demand loans, loans having no stated maturity and overdraft loans.
(2) Of construction loans due after one year, $120,000 are fixed rate and none are adjustable rate. Of commercial business loans due after one year, $981,000 are fixed rate and $2.1 million are adjustable rate.

One- to Four-Family Residential Mortgage Lending

         Residential loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1997, the Company's one- to four-family residential mortgage loans totaled $127.5 million, or approximately 40% of the Company's gross loan portfolio. Approximately 20% of the Company's one- to four-family mortgage loans have been purchased with a dispersion over approximately twelve states, and are generally from and serviced by other financial institutions.

         During the twelve months ended June 30, 1997, the Company originated $54.4 million of loans secured by one- to four-family residential real estate and sold $27.2 million into the secondary market. Substantially all the Company's one- to four-family residential mortgage originations are in its market area.

         The Company currently originates one- to four family residential mortgage loans, fixedand adjustable-rate, with terms of up to 30-years in amounts up to 95% of the appraised value of the security property. The Company generally requires that the borrower obtain private mortgage insurance in an amount sufficient to reduce the Company's exposure to 80% or less of the loan-to-value level.

         The Company has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The programs currently offered generally meet the standards and requirements of the secondary market for residential loans. The Company's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by the Company are subject to adjustment at stated intervals and are subject to periodic and lifetime adjustment limits. Most of the Company's ARMs have interest rates which adjust annually or at three year intervals based on a margin over one of several indices. To a lesser extent, the Company's ARMs have been originated with fixed rates for the first five years ("five year step") or seven years ("seven year step") and adjustable rates at one year intervals thereafter. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as sensitive as is the Company's cost of funds. The Company's ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan, however, they are assumable by qualified borrowers at the Company's option. The ARM loans offered by the Company, as well as by many other financial institutions, sometimes provide for initial rates of interest below the rates which would prevail were the fully indexed rates used for pricing applied initially. These loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect. The Company generally qualifies borrowers, however, at the fully indexed rate.

         The Company also offers fixed-rate 30-year mortgage loans for sale in the secondary market, without recourse and fixed-rate mortgage loans up to 15-years in term for retention in its portfolio. The fixed rate 30-year mortgage loans offered by the Company generally conform to secondary market standards (i.e., FNMA and Federal Home Loan Mortgage Corporation

("FHLMC") standards). Interest rates charged on fixed-rate loans are competitively priced according to market conditions. Residential loans generally do not include prepayment penalties.

         In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised to the extent required by federal regulation by independent fee appraisers approved by the Board of Directors. The Company generally requires borrowers to obtain an attorney's title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property. The Company has waived the due on sale clause on loans held in its portfolio from time to time to permit assumptions of the loans by qualified borrowers.

Commercial and Multi-Family Real Estate Lending

         The Company has also engaged in commercial and multi-family real estate lending in its market area and has purchased a significant number of whole loans and participation interests in loans, primarily from other financial institutions, of which 24 loans remained on the Bank's books, aggregating $8.4 million at June 30, 1997. At June 30, 1997, the Company had $61.4 million and $33.9 million of commercial and multi-family real estate loans, respectively, which represented approximately 19% and 11%, respectively, of the Company's gross loan portfolio.

         The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, small and medium size office buildings, warehouses, nursing homes, churches, and strip shopping centers. Commercial and multi-family real estate loans generally have terms to maturity that do not exceed 30 years and a variety of rate adjustment features and other terms. Generally, the loans are made in amounts up to 75% of the appraised value of the security property. Adjustable rate commercial and multi-family real estate loans provide for a margin over a designated index, with periodic adjustments of up to five years, subject to limitations on the maximum periodic and total interest rate increase or decrease over the life of the loan. In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company generally requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Company are, to the extent required by federal regulations, performed by independent appraisers.

         Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

Construction and Development Lending

         At June 30, 1997, the Company had $22.1 million of construction and development loans. The Company offers loans to builders principally for the construction of one- to four-family residences, and to a lesser extent, commercial real estate and multi-family properties. Currently, such loans are offered with fixed or adjustable rates of interest, however, all loans outstanding at June 30, 1997, were at fixed rates. Following the construction period, these loans may become permanent loans with terms for up to 30 years.

         The Company offers loans to builders for the construction of up to four residences without requiring contracts of sale. At June 30, 1997, the Company's largest construction line of credit to one builder totaled $1.0 million for the purpose of constructing residential properties in Cedar Rapids, Iowa, and at that date $288,000 of this amount was advanced.

         Construction lending generally affords the Company an opportunity to receive interest at rates higher than those obtainable from residential lending. In addition, construction loans may be made with adjustable rates of interest and have relatively short terms. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project.

Consumer Lending

         The Company offers a variety of secured consumer loans, including automobile, home equity lines of credit, second mortgage, home improvement and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans, including offering a Visa/Mastercard credit card. The Company currently originates substantially all of its consumer loans in its primary market area. The Company originates consumer loans on a direct basis, where the Company extends credit directly to the borrower. To a lesser extent, the Company accepts indirect consumer loans from selected dealers of consumer products, where the Company retains the right-of-rejection for any individual loan.

         The Company also originates second mortgage, home improvement and home equity line of credit loans. Home equity, second mortgage and home improvement loans secured by second mortgages, together with loans secured by prior liens, are generally limited to 90% or less of the appraised value (or in the case of loans less than $100,000, an estimated value) of the property securing the loan. Generally, such loans have a maximum term of up to 15 years. As of June 30, 1997, second mortgage, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $29.1 million or 9.0% of the Company's gross loan portfolio.
                                       11

         The Company offers VISA/Mastercard credit card accounts. At June 30, 1997, approximately 8,000 credit card accounts were open, with an aggregate outstanding balance of $4.4 million and unused credit available of $22.5 million. At that date, $309,000 or 7.1% of the credit card portfolio balance outstanding was 30 days or more delinquent. The Company typically offers a 14.9% fixed-rate account with no annual membership fee or a prime plus 5.9% adjustable-rate account with no annual membership fee. Both account types are currently offered with a six month introductory rate of 5.9%.

         At June 30, 1997, the Bank's consumer loan portfolio totaled $64.4 million, or 20% of its gross loan portfolio. At June 30, 1997, approximately 63% of the Bank's consumer loans were short- and intermediate-term, fixed-rate loans and 37% were adjustable rate loans.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable collateral, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1997, $148,000 of the Company's consumer loans were non-performing.

Commercial Business Lending

         The Company also originates commercial business loans. At June 30, 1997, approximately $13.1 million, or 4.1% of the Bank's gross loan portfolio was comprised of commercial business loans of which $8,000 was non-performing at that date. The largest commercial business loan is a loan in the net amount of $4.0 million to an Iowa based investment group. The loan was originated in 1996 for $4.5 million to purchase a bank, approximately $90.0 million asset size, located in Iowa, and secured by that bank's stock. The Company sold a $500,000 or approximately 11% participation interest in this loan.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to depend upon the general economic environment). The Company's commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         The Company's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's current credit analysis. Nonetheless, such loans, are believed to carry higher credit risk than more traditional thrift investments.

Originations, Purchases, Sales, and Servicing of Loans

         For the year ended June 30, 1997, the Company originated $118.8 million of loans, compared to $139.3 million and $114.6 million during the years ended June 30, 1996 and June 30, 1995, respectively. In the year ended June 30, 1997, $83.5 million of loans were repaid, compared to $65.0 million and $35.1 million during the years ended June 30, 1996 and June 30, 1995, respectively. Mortgage loan originations are handled by the regular employees of the Company as separate origination facilities are not maintained.

         The Company sells whole real estate loans, primarily fixed-rate loans, without recourse, to FNMA and from time to time other secondary market purchasers. The Company sold whole loans in aggregate amounts of $27.2 million for the year ended June 30, 1997, $29.1 million during the year ended June 30, 1996 and $8.3 million for the year ended June 30, 1995, respectively. Sales of whole loans generally are beneficial to the Company since these sales may generate income from gains at the time of sale, produce future servicing income if servicing rights are retained, provide funds for additional lending and other investments and increase liquidity. The Company does not sell loans pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale may adversely affect the Company's income at the time of sale.

         Depending on the available gain from the sale of specific loans, the Company sells single-family whole loans with servicing released or retained. The Company serviced mortgage loans for others totaling $118.0 million at June 30, 1997, and $132.9 million and $141.3 million at June 30, 1996 and June 30, 1995, respectively.

         During the years ended June 30, 1997, June 30, 1996 and June 30, 1995, the Company purchased $7.2 million, $24.4 million and $29.7 million, respectively, of whole loans or loan participations originated by other lenders. From prior purchasing activities, the Company had acquired whole loans and loan participations which totaled approximately $35.4 million at June 30, 1997. At that date, approximately $2.2 million of these loans were secured by properties located in Iowa with the remainder secured by properties located throughout the United States. At June 30, 1997, none of these loans were included in the Company's non-performing assets.

         In periods of economic uncertainty, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan fee income and operating earnings. In addition, the Company's ability to sell fixed- rate loans may substantially decrease as potential borrowers shift their preference from fixed-rate to adjustable-rate mortgage loans.

Non-Performing Assets and Classified Assets

         Delinquencies and Collection Procedures. Generally, when a borrower fails to make a required payment on real estate secured loans and other loans the Company institutes collection procedures by mailing a delinquency notice. The customer is contacted again, by telephone, when the delinquency is not promptly cured. In most cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 60 days, a final letter is sent demanding payment and the customer is requested to make arrangements to bring the loan current. At 90 days past due, a thirty day right-to-cure/foreclosure notice is sent, and if the loan becomes 120 days overdue, unless satisfactory arrangements have been made, immediate repossession or foreclosure procedures are initiated by the Company.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at June 30, 1997.

                                                           Loans Delinquent For:
                          -----------------------------------------------------------------------------------
                                  30-59 Days                    60-89 Days              90 Days and Over
                          --------------------------   --------------------------   -------------------------
                                            Percent                      Percent                     Percent
                                            of Loan                      of Loan                     of Loan
                          Number   Amount   Category   Number   Amount   Category   Number   Amount  Category
                          ------   ------   --------   ------  -------   --------   ------   ------  --------
                             (Dollars in Thousands)
Real Estate:
  One- to four-family.....   17    $ 728     .57%        3     $   97      .08%       9    $  580       .45%
  Commercial..............    1       83     .14         1        381      .62        1       324       .52
  Multi-family............  ---      ---     ---         2        133      .39      ---       ---       ---
Consumer..................  183      678    1.05        68        246      .38       49       148       .23
Commercial business.......    2      253    1.93         2        243     1.85        1         8       .06
                            ---   ------                --     ------               ---    ------
    Total.................  203   $1,742     .54%       76     $1,100      .34%      60    $1,060       .33%
                            ===   ======                ==     ======               ===    ======


                                 Total Delinquent
                           --------------------------
                                       Loans
                           --------------------------
                                             Percent
                                             of Loan
                           Number   Amount   Category
                           ------ --------  ---------
Real Estate:
  One- to four-family.....   29   $1,405       1.10%
  Commercial..............    3      788       1.28
  Multi-family............    2      133        .39
Consumer..................  300    1,072       1.66
Commercial business.......    5      504       3.84
                            ---    -----
    Total.................  339   $3,902       1.21%
                            ===   ======

         Non-Performing Assets. Loans are placed on non-accrual status when the loan becomes 90 days delinquent. Generally, payments received on non-accruing loans are applied first to the principal balance, or recorded as interest income, depending on an assessment of the probability of collection of the principal of the loan. Loans remain on non-accrual status until full collection of the principal and interest arrearage is received and the loan is current. Foreclosed assets include assets acquired in settlement of loans.

         The table below sets forth the amounts and categories of non-performing assets, excluding restructured loan balances, in the Company's loan portfolio.


                                                                                 At
                                                      At June 30,            December 31,
                                        -----------------------------------  ------------
                                           1997     1996      1995     1994     1993
                                        -------   ------    ------   ------   ---------
                                                     (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.................  $  580    $  449    $  60    $  70    $  348
  Commercial real estate..............     324       ---      ---       70       631
  Multi-family........................     ---       784       75      247       860
  Consumer............................     148       105       20       26       490
  Commercial business.................       8       ---      ---       37        38
                                        ------    ------    -----    -----    ------
     Total............................   1,060     1,338      155      450     2,367
                                        ======    ======    =====    =====    ======
Foreclosed assets:
  One- to four-family.................      97       ---      ---        6       145
  Commercial real estate..............     ---       ---      ---      384       463
  Multi-family........................     ---       ---      ---      ---       ---
  Construction or development.........     ---       ---      ---      ---       ---
  Consumer............................      87       103        3      ---       ---
                                        ------    ------    -----    -----    ------
     Total............................     184       103        3      390       608
                                        ------    ------    -----    -----    ------
Total non-performing assets...........  $1,244    $1,441     $158    $ 840    $2,975
                                        ------    ------    -----    -----    ------
Total as a percentage of total assets.     .31%      .38%     .05%     .31%     1.19%
                                        ======    ======    =====    =====    ======

         Troubled Debt Restructures. The Company does not consider troubled debt restructurings to be "non-performing loans". At June 30, 1997, the Company held one restructured loan secured by a property located in Newport Beach, California. This loan is secured by an office/warehouse building on leased ground. At June 30, 1997 the balance of the loan was $632,000. A specific reserve for $208,000 has been set up for the loan. The borrower has performed according to the terms of the modification agreement, and the loan was current at June 30, 1997.

         Foreclosed Assets. As of June 30, 1997, the Company had $184,000 of foreclosed assets which represented a newly constructed single-family dwelling for $97,000 and nine vehicles totaling $87,000. Based on a review of the Company's assets at June 30, 1997 and the current economic environment, management does not expect to initiate any significant foreclosure of assets during the quarter following that review date, however, they continue to watch other loans of concern.

         Impaired Loans. The Company had three loans classified as impaired at June 30, 1997 totaling $2.5 million, offset by an allocated allowance for loan losses in the amount of $532,000.

         The largest loan included in impaired loans at June 30, 1997 is a $1.5 million business loans of which approximately 53% is secured by real estate and improvements and the remainder of the loan is secured by business assets. The loan was granted to an existing trucking and freight company in the Company's market area for the purpose of expanding the trucking operation, including relocation of their trucking terminal. A significant portion of the trucking company's revenue was dependent upon a single contract which expired and was not renewed, resulting in a deterioration of cash flows from the trucking operation. A collateral analysis was performed by the Company in March 1997, which estimated a loss exposure of $324,000 at June 30, 1997. Based on its review, the Company allocated an allowance for loan losses in the amount of $324,000 for this loan. The loan was current at June 30, 1997 and management will continue to monitor this loan closely.

         The second largest loan included in impaired loans is a $632,000 loan secured by an office/warehouse in Newport Beach, California. This loan is discussed above under Troubled Debt Restructures and is classified as impaired due to previous experience with the borrower and the necessity to restructure the loan. An allowance for loan loss has been allocated for this loan in the amount of $208,000.

         A $324,000 loan secured by a multi-tenant retail/office building located in the central business district of Marion, Iowa was classified as impaired at June 30, 1997. This loan was originated in 1991 at a 68% loan to value ratio and has previously incurred negative cash flows from the collateral. At December 31, 1996, there was, subject to certain conditions, an offer to purchase this property and acceptance of the offer by the owner. Management believes the selling price is adequate to pay off the Company's loan and all related selling costs. On July 8, 1997, Management was informed by the selling agent that all of the contingencies had been released and a mid-August 1997, closing date has been established, however, the Company does not control nor can it assure that a final sale and closing is imminent. The offering price is for an amount in excess of the Company's outstanding loan amount and selling costs. The loan was eight months delinquent at June 30, 1997, and as such, is considered impaired.

         Other Loans of Concern. As of June 30, 1997, there was $4.2 million of other loans not included on the table or discussed above where known information about the possible credit problems of borrowers or the cash flows of the collateral properties have caused management to have concerns as to the ability of the borrower to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing or impaired asset categories. Other loans of concern have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses. Set forth below is a description of the larger components of other loans of concern.

         The Company is monitoring a combination of fourteen real estate loans to one borrower aggregating $755,000 and secured by a laundromat, a commercial/retail building, six separate apartment complexes and five single-family rental properties, all of which are located in the Company's market area. These loans were originated during 1995 and 1996, however, recent analysis indicates that the aggregate loan to value has increased. The loans were current at June 30, 1997, however, several delinquencies were incurred over the past twelve months. Based on the recent analysis, an allowance for loan losses has been allocated for these loans in the amount of $40,000.

         Another large loan of concern is a $595,000 business loan originated in 1995 for the development, production and marketing of a software-based legal reference system. The loan is secured by a commercial office building and business assets located in the Company's market area and marketable securities. Although the loan was current at June 30, 1997, the borrower incurred eight delinquencies over the past twelve months. Based on a recent credit analysis of the loan, an allowance for loan losses has been allocated for this loan in the amount of $23,000.

         The Company is monitoring a commercial real estate loan in the amount of $583,000 secured by a two-story building with multi-tenant office suites located in Van Nuys, California. This loan was originated in 1986 at a 67% loan to value ratio with a balloon date in February 1996; however, the borrower was not able to refinance the loan in the local market of the collateral. The Company granted a five-year extension on the loan to balloon in February 2001. The Company continues to monitor this loan based upon the California real estate market indicating that the borrower could not refinance in the local market. An allowance for loan losses has been allocated for this loan in the amount of $300,000. At June 30, 1997, the borrower had the property listed for sale in the amount of $775,000. The loan was current at June 30, 1997, with no delinquencies over the past twelve months.

         Another large loan of concern is secured by a communications building located in Denver, Colorado in the amount of $573,000. The contractual rent on this property for the existing tenant is in excess of current market rent for similar properties in the Denver area. This loan was originated in 1987 at a 75% loan to value ratio. Based on a recent appraisal analysis, an allowance for loan losses in the amount of $150,000 has been allocated for this loan. This loan was current at June 30, 1997, with no delinquencies over the past twelve months.

         A large loan of concern is a 43 unit multi-family complex in Ft. Worth, Texas. This loan was originated in 1986 for $600,000 at a loan to value ratio of 55% and the Company purchased a 75% participation interest at origination. The balance of the loan at June 30, 1997, was $464,000 and the Company's 75% participation interest amounted to $348,000. Although the loan was current at June 30, 1997, a recent analysis indicated a shortage of cash flows from the collateral to cover the debt and the related note on this loan ballooned December 1, 1996. The property is listed for sale, and management granted the borrower's request for an extension to September 1997 of the balloon date to allow more time for selling the property.

         Another large loan of concern is a $437,000 business loan which was originated in 1996 for $600,000 to floor plan a dealer in the Company's local market area. The dealer is primarily a seller of new and used lawn and garden equipment and small farm implements. This loan continues to be monitored by management and management continues to work with the dealer to further reduce the debt as sales occur. Although the loan has been reduced by $163,000 over the past two months, $42,000 is owed and delinquent on principal curtailments according to the loan agreement. Based on a recent credit analysis, an allowance for loan losses has been allocated for this loan in the amount of $50,000.

         A large loan of concern is secured by a restaurant in the Company's market area. This loan was originated in 1994 at a 64% loan to value ratio in the amount of $450,000. At June 30, 1997, the balance of the loan was $404,000 and although the loan was current at that date, the borrower had four delinquencies over the past twelve months. A recent credit analysis revealed a decreasing sales volume. The obligor feels that the declining sales volume is due to lack of marketing and working capital and has listed the property for sale. Management continues to monitor the credit status of this loan and the interest, if any, for purchasing the restaurant.

         There were no other loans of concern in excess of $100,000 being monitored by the Company. The balance of other loans of concern consists of one- to four-family loans totaling $151,000, consumer loans totaling $62,000 and commercial business loans totaling $203,000. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are also designated "Special Mention" by management.

         When a financial institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a financial institution classifies problem assets as "loss," it is required to establish specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the institution's District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1997, the Company had classified a total of $7.0 million of its assets as substandard, $585,000 as doubtful and none as loss. At June 30, 1997 any loans classified for regulatory purposes as loss, doubtful or substandard that have not been disclosed above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         At June 30, 1997, total classified assets comprised $8.2 million or 24% of the Company's equity, or 2.1% of the Company's assets.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience for both the Company and its peer group, and other factors that warrant recognition in providing for an adequate loan loss allowance.

         Real estate properties acquired through foreclosure are recorded at fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling loss.

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions and events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral, and general economic conditions reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. At June 30, 1997, the Company had a total allowance for loan losses of $3.0 million, representing 2.8 times total non-performing loans.

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                                         Six
                                                                                       Months          Year
                                                                                        Ended         Ended
                                                         Year Ended June 30,          June 30,    December 31,
                                                   -------------------------------    --------    ------------
                                                      1997       1996         1995        1994            1993
                                                   -------     ------       ------      ------          ------
                                                                    (Dollars in Thousands)
Balance at beginning of period..................   $ 2,670     $2,686       $2,482      $2,437          $1,088
Charge-offs:
  One- to four-family...........................       ---         (5)         (13)        (13)            (73)
  Commercial real estate........................       ---        ---          ---         ---            (700)
  Multi-family..................................      (300)       ---          ---         ---             ---
  Consumer......................................      (993)      (289)         (84)        (29)            (65)
  Commercial business...........................       ---        ---          (15)         ---            ---
                                                   -------     ------       ------      ------          ------
                                                    (1,293)      (294)        (112)        (42)           (838)
Recoveries:                                        -------     ------       ------      ------          ------
  Commercial real estate........................       ---        ---          275         ---               3
   Multi-family.................................       122        ---          ---         ---             ---
  Consumer......................................        59         68           29          10              27
  Commercial business...........................       ---        ---            8         ---             ---
                                                   -------     ------       ------      ------          ------
                                                       181         68          312          10              30
                                                   -------     ------       ------      ------          ------
Net  recoveries (charge-offs)...................    (1,112)      (226)         200         (32)           (808)
Additions charged to operations.................     1,415        210            4          77           2,157
                                                   -------     ------       ------      ------          ------
Balance at end of period........................    $2,973     $2,670       $2,686      $2,482          $2,437
                                                   =======     ======       ======      ======          ======
Ratio of net charge-offs (recoveries) during the
 period to average loans outstanding during the
 period.........................................      .37%       .09%        (.10)%       .03%            .72%
                                                   =======     ======       ======      ======          ======
Ratio of net charge-offs (recoveries) during the
 period to average non-performing assets........    75.65%     24.51%      (64.72)%      3.88%          77.47%
                                                   =======     ======       =======     ======          ======

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:



                                                             At June 30,                                            At December 31,
                                 ------------------------------------------------------------------------------     ----------------
                                        1997                1996                1995               1994                    1993
                                 ------------------  -----------------   -----------------  -------------------     ----------------
                                           Percent            Percent             Percent              Percent               Percent
                                           of Loans           of Loans            of Loans             of Loans             of Loans
                                           in Each            in Each              in Each             in Each               in Each
                                           Category           Category            Category             Category             Category
                                           to Total           to Total            to Total             to Total             to Total
                                 Amount     Loans    Amount    Loans     Amount   Loans     Amount       Loans       Amount    Loans
                                 -------   -------  -------    ------    ------   -----     ------       -----       ------    -----
One-to four-family.............   $  184     39.56% $   66     42.60% $   254      57.84%   $  214        52.07%   $   25     49.80%
Commercial.....................      906     19.04   1,275     15.87    1,591      14.19       942        14.06       686     14.87
Multi-family...................      452     10.51     399     10.49      271      10.50       425        11.37       403      9.68
Construction or development....       61      6.84      54      6.90      320       6.29        33         5.56        29      3.84
Consumer.......................      920     19.98     806     19.04      132       9.78       444        15.04       483     19.70
Commercial business............      431      4.07      70      5.10       64       1.40       275         1.90       528      2.11
Unallocated....................       19    ---        ---    ---          54      ---         149        --          283     --
                                  ------    ------  ------    -------  ------      -------  ------       -------   ------    -------
     Total.....................   $2,973    100.00% $2,670    100.00%  $2,686      100.00%  $2,482       100.00%   $2,437    100.00%
                                  ======    ======  ======    =======  ======      =======  ======       =======   ======    =======

Investment Activities

         Perpetual Savings must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 15.93%.

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies.

         At June 30, 1997, the Bank had two investment portfolios, one consisting of agency issued mortgage-backed and related securities and the other consisting principally of U.S. Government and agency obligations. These investments were made in order to generate income and because these securities carry a low risk weighting for OTS risk-based capital requirements and satisfy OTS' liquid-asset requirements. In addition the Company had a portfolio of equities which were acquired in order to generate income through dividends, growth and reduction of income tax as a result of the preferred stock dividend exclusion.

         Mortgage-backed Securities. The Company first began making significant purchases of mortgage-backed and related securities in 1987 as an alternative to home mortgage originations for portfolio when management determined that such investments would produce higher riskadjusted yields for the Company in light of the competition for home mortgages in the Company's market area. The Company's current investment strategy emphasizes a reduction in the mortgage-backed and related securities portfolio as the opportunity for loan production and retention in portfolio of low interest-rate risk loans increases.

          The Company's mortgage-backed and related securities portfolio consists entirely of federal agency securities, principally those issued or guaranteed by FNMA, FHLMC, SBA and Government National Mortgage Association ("GNMA"). The FNMA, FHLMC and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single-family residential mortgages issued by these government sponsored entities. FNMA and FHLMC provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government. SBA securities are modified pass-through securities that represent undivided interests in underlying pools of the insured portion of the loan. SBA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government.

         A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. The Company held one floating rate (monthly) CMO with an outstanding balance of $1.9 million at June 30, 1997.

         Mortgage-backed securities generally yield less than the loans that underlie such securities, because of service fees and the cost of payment guarantees or credit enhancements that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. In general, mortgage-backed securities issued by or guaranteed by FNMA and FHLMC and certain AA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA and SBA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Bank to optimize regulatory capital to a greater extent than non-securitized whole loans.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. The adjustable rate and/or short maturity of the Company's portfolio is designed to minimize that risk. In contrast to mortgage-backed securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

         The Company has continued to sell loans and mortgage-backed related securities to generate income and fund loans for the loan portfolio when consistent with its asset/liability objectives. For the years ended June 30, 1997, 1996 and 1995, net gains (losses) on sales of loans and non-equity securities totaled $363,000, $249,000 and $(108,000), respectively.

         The following tables set forth the composition of the Company's mortgage-backed and related securities portfolio at the dates indicated.


                                                       At June 30,
                                 ------------------------------------------------------------------
                                         1997                     1996                    1995
                                 -------------------        -----------------      ----------------
                                    Book        % of         Book        % of       Book       % of
                                   Value       Total        Value       Total      Value      Total
                                 -------       -----        -----       -----      ------     -----
                                                        (Dollars in Thousands)
Mortgage-backed and
related securities
available-for-sale:

  FHLMC......................... $  2,657      5.71%     $ 4,600       7.42%    $ 5,970       6.11%
  FNMA..........................    1,452      3.12        7,190      11.59      12,048      12.34
  SBA...........................    5,325     11.44       18,670      30.10      28,578      29.26
  CMOs..........................    1,911      4.11        1,891       3.04       1,861       1.91
                                 --------     ------     -------      -----     -------      ------
     Total mortgage-backed
      and related securities
      available-for-sale........  $11,345     24.38%     $32,351      52.15%    $48,457      49.62%
                                  -------     ======     -------      =====     -------      ======

                                                              At June 30,
                                 ------------------------------------------------------------------
                                         1997                     1996                    1995
                                 -------------------        -----------------      ----------------
                                    Book        % of         Book        % of       Book       % of
                                   Value       Total        Value       Total      Value      Total
                                 -------       -----        -----       -----      ------     -----
Mortgage-backed and
 related securities held
 to-maturity:

  FHLMC.........................   $  ---       ---%    $    ---        ---%    $17,048      17.46%
  FNMA..........................      ---       ---          ---        ---       7,768       7.95
                                  -------     ------    --------      ------    -------      ------
     Total mortgage-
       backed and related
       securities held-to-
       maturity.................   $  ---       ---%    $    ---        ---%    $24,816      25.41%
                                  -------     ------    --------      ------    -------      ------
Total mortgage-backed
  related securities............  $11,345     24.38%     $32,351      52.15%    $73,273      75.03%
                                  =======     ======    ========      ======    =======      ======

         The following table sets forth the contractual maturities of the Company's mortgage-backed and related securities at June 30, 1997. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.



                                                                                  Total Mortgage-Backed
                                                  1 to 5         Over 10                  and
                                                   Years          Years            Related Securities
                                                 ----------     ----------      --------------------------
                                                 Book Value     Book Value      Book Value    Market Value
                                                 ----------     ----------      ----------    ------------
Federal Home Loan Mortgage
   Corporation...............................        $2,657       $    ---       $   2,657       $   2,657
Federal National Mortgage Association........           ---          1,452           1,452           1,452
Government National Mortgage
   Association...............................           ---            ---             ---             ---
Small Business Administration................           ---          5,325           5,325           5,325
CMOs.........................................           ---          1,911           1,911           1,911
REMICs.......................................           ---            ---             ---             ---
                                                     ------         ------         -------         -------
     Total...................................        $2,657         $8,688         $11,345         $11,345
                                                     ======         ======         =======         =======
     Weighted average yield................           5.99%          7.33%           7.02%

         Investment Securities. At June 30, 1997, the Company's interest-earning deposits in the Federal Home Loan Bank ("FHLB") of Des Moines totaled $20.9 million, or 5.3% of its total assets, and securities (including a $4.6 million investment in the common stock of the FHLB of Des Moines) totaled $46.5 million, or 11.7% of its total assets. It is the Company's general policy to purchase U.S. Government securities and federal agency obligations and investment securities for short- and intermediate-term investments. At June 30, 1997, the Company did not hold any securities classified as held to maturity.

         The Company holds one $500,000 investment in a structured note that was purchased for its regulatory liquidity portfolio, which is classified available-for-sale and summarized as follows:

         * $500,000 Federal Home Loan Mortgage Corporation ("FHLMC"), step-up bond, due 9-8-98 and callable on coupon payment dates.

         The Company's net unrealized depreciation on securities available-for-sale decreased, net of tax, from $487,000 at June 30, 1996 to $129,000 at June 30, 1997 . The Company's unrealized depreciation on securities available-for-sale is primarily due to changes in market rates of interest and accordingly, the amount is subject to fluctuation as market rates of interest change. As the duration of these instruments shorten and the adjusting and floating rate instruments' yields attain their fully indexed rate, the fair value will increase. Therefore, management considers this unrealized depreciation to be temporary in nature at June 30, 1997.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $5.1 million as of June 30, 1997, plus an additional 10% if the investments are fully secured by readily marketable collateral. At June 30, 1997, the Bank was in compliance with this regulation.

         The following table sets forth the composition of the Company's investment portfolio at the dates indicated.


                                                                             At June 30,
                                                      -----------------------------------------------------------
                                                           1997                  1996                1995
                                                      ----------------      ----------------     ----------------
                                                       Book       % of       Book       % of       Book   % of
                                                      Value      Total      Value      Total       Value    Total
                                                      -----      -----      -----      -----     -------   ------
Investment securities held-to-maturity:
  Debt Securities:
  U.S. Government and federal agencies.............  $   ---     ---%    $    ---       ---%     $13,450    13.77%
  Mortgage backed..................................      ---     ---          ---       ---       24,816    25.41
  Structured notes.................................      ---     ---          ---       ---        4,490     4.60
                                                      ------     -----      -----      -----     -------    ------
    Subtotal.......................................  $   ---     ---%    $    ---       ---%     $42,756    43.78%
                                                     =======   =====     =======      =====      =======     ====
Securities available-for-sale:
  Debt securities:
  U.S. Government and federal agencies.............  $28,879   62.05%    $21,081      33.99%     $ 1,000     1.02%
  Domestic corporate notes.........................      ---     ---         100        .16          100      .10
  Structured notes.................................      498    1.07       2,463       3.97          ---       ---
  Mortgage-backed..................................   11,345   24.38      32,351      52.15       48,457    49.62
  Equity securities................................      421     .90         406        .66           76      .08
                                                     -------   -----     -------      -----     --------    -----
     Subtotal .....................................  $41,143   88.40%    $56,401      90.93     $ 49,633    50.82%
                                                     =======   =====     =======      =====     ========    =====
Other securities:
  FHLB stock....................................... $  4,641    9.97%    $ 4,641       7.48     $  4,500     4.61%
                                                     -------   -----     -------      -----     --------    -----
     Total securities..............................  $45,784   98.37%    $61,042      98.41%    $ 96,889    99.21%
                                                     -------   -----     -------      -----     --------    -----
Weighted average remaining life of investment
 securities, excluding mortgage-backed equity
 securities and FHLB stock.........................     1.46 yrs            2.03 yrs             3.03 yrs
                                                        ====                ====                 ====
Weighted average remaining life of term to
 repricing of investment securities, excluding
 mortgage-backed equity securities and FHLB stock..     1.10 yrs             .10 yrs              .33 yrs
                                                        ====                ====                 ====
Trading securities:
Debt securities:
  Municipal bonds..................................  $   ---      ---     $   29       .04%        $ ---      ---%
  Domestic corporate notes.........................       13      .03         21        .03           25      .03
Equity securities:
  Preferred stock..................................      366      .79%    $  575        .93%       $ 543      .56%
  Other............................................      378      .81        365        .59          199      .20
                                                     -------     ----     ------       ----          ---      ---
    Total trading securities.......................  $   757     1.63%    $  990       1.59%         767      .79%
                                                     -------     ----     ------       ----          ---      ---
Weighted average remaining life of trading
 securities, excluding equity securities...........     7.92 yrs           12.73 yrs                N/A yrs
                                                        ====               =====                    ===
Weighted average remaining life of term to
 repricing of  trading securities, excluding
 equity securities.................................      .08 yrs           12.73 yrs                N/A yrs
                                                         ===               =====                    ===
      Total securities.............................  $46,541    100.00%  $62,032       100.00%   $97,656   100.00%
                                                     =======    ======   =======       ======    =======   ======

         The composition and maturities of the securities available-for-sale portfolio, excluding mortgage-backed and equity securities are indicated in the following table.


                                                   At June 30, 1997
                                    -------------------------------------------------------
                                     Less Than       1 to 5          Total Securities
                                       1 Year         Years          Available for Sale
                                    ----------    ----------     --------------------------
                                    Book Value    Book Value     Book Value    Market Value
                                    ----------    ----------     ----------    ------------
                                                      (Dollars in Thousands)
Securities available-for-sale......  $4,994         $24,383       $29,377          $29,377
                                     ======         =======       =======          =======
Weighted average yield.............   5.36%           5.77%         5.70%



         The composition and maturities of trading securities other than equity securities are indicated in the following table.


                                                   At June 30, 1997
                                    ----------------------------------------
                                      5 to 10
                                        Years     Total Trading Securities
                                    ----------    --------------------------
                                    Book Value    Book Value    Market Value
                                    ----------    ----------    ------------
                                               (Dollars in Thousands)
Trading securities..................   $ 13            $ 13          $ 13
                                       ====            ====          ====
Weighted average yield.............. 10.00%          10.00%


         The Company's investment securities portfolio at June 30, 1997, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government, or its agencies.

Sources of Funds

         General. The Company's sources of funds are deposits, borrowings, payment of principal and interest on loans and mortgage-backed and related securities, interest earned on or maturation of other investment securities and short-term investments, and funds provided from operations.

         Borrowings, including FHLB advances, have been used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities, and may also be used to match a corresponding asset.

         Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook savings accounts, money market savings accounts, regular checking accounts, and certificate accounts currently ranging in terms from 91 days to 60 months. The Company only solicits deposits from its market area and does not use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The typical certificate of deposit customer continues to be reluctant to deposit for the long term and generally opens or renews a certificate account for a term not exceeding 30 months. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives.

         Based on its experience, the Company believes that its passbook savings, money market savings accounts and regular checking accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions. During the year ended June 30, 1997 the Company's deposits increased, primarily due to increased direct mail advertising which focuses on the Company's extra efforts to serve the customer and specific features of its deposit accounts.

         The following table sets forth the deposit flows at the Company during the periods indicated.


                                    Year Ended  June 30,
                             -----------------------------------
                                1997        1996          1995
                             --------    ---------      --------
                                    (Dollars in Thousands)
Opening balance..........    $261,497    $ 230,840      $208,030
Deposits.................     651,024      460,866       333,683
Withdrawals..............    (622,203)    (442,950)     (321,068)
Interest credited........      14,847       12,741        10,195
                             --------    ---------      --------
Ending balance...........    $305,165    $ 261,497      $230,840
                             ========    =========      ========
Net increase.............    $ 43,668    $  30,657      $ 22,810
                             ========    =========      ========
Percent increase.........      16.70%       13.28%        10.96%
                               ======       ======        ======

         The following table sets forth the distribution of the Company's deposit accounts in the various types of deposit programs offered by the Company for the periods indicated.

                                                                        Year Ended June 30,
                                                 -------------------------------------------------------------------
                                                         1997                 1996                      1995
                                                 ------------------     ------------------     ---------------------
                                                           Percent                 Percent                   Percent
                                                   Amount  of Total     Amount    of Total       Amount     of Total
                                                 --------  --------     ------    --------     --------     --------
                                                                         (Dollars in Thousands)
Transactions and Savings Deposits:

Non-Interest Bearing Demand
 Deposits(1).................................    $   9,943    3.26%   $  7,193      2.75%       $4,204       1.82%
Interest Bearing Demand Deposits
 4.31%(1)....................................       87,642   28.72      58,494     22.37        26,985      11.69
Savings Deposits 2.00%(1)....................        9,447    3.10      11,623      4.44        14,851       6.43
Money Market Accounts 2.20%(1)...............        1,793     .59       2,611      1.00         4,276       1.86
                                                  --------  ------    --------    ------      --------     ------
   Total Non-Certificates....................     $108,825   35.67%   $ 79,921     30.56%     $ 50,316      21.80%
                                                  --------  ------    --------    ------      --------     ------

Certificates:

 0.00 -  3.99%...............................    $     251     .08%   $  2,154       .82%     $ 12,865       5.57%
 4.00 -  5.99%...............................       93,132   30.52     107,087     40.95        57,408      24.87
 6.00 -  7.99%...............................      101,415   33.23      70,752     27.06       108,409      46.96
 8.00 -  9.99%...............................        1,542     .50       1,583       .61         1,842        .80
                                                  --------  ------    --------    ------      --------     ------
   Total Certificates........................     $196,340   64.33%   $181,576     69.44%     $180,524      78.20
                                                  --------  ------    --------    ------      --------     ------

   Total Deposits............................     $305,165  100.00%   $261,497    100.00%     $230,840     100.00%
                                                  ========  ======    ========    ======      ========     ======

_________________________
(1)   At June 30, 1997.

         The following table shows rate and maturity information for the Company's certificates of deposit as of June 30, 1997.

                                                      0.00-        4.00-         6.00-        8.00-                  Percent
                                                     3.99%        5.99%         7.99%        9.99%      Total       of Total
                                                     ------       ------        ------       ------     -----       --------
                                                                             (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
-----------------------------
September 30, 1997............................   $   81        $16,303      $    3,450     $     16     $ 19,850      10.11%
December 31, 1997.............................       20         21,721          11,524           27       33,292      16.96
March 31, 1998................................       70         14,800          23,728          109       38,707      19.72
June 30, 1998.................................       60         12,901           5,843           24       18,828       9.59
September 30, 1998............................        3         12,081           1,990           21       14,095       7.18
December 31, 1998.............................        4          3,749          15,741            9       19,503       9.93
March 31, 1999................................        6          1,825           3,353          ---        5,184       2.64
June 30, 1999.................................      ---          3,483           5,314          ---        8,797       4.48
September 30, 1999............................        4          1,210           5,146            9        6,369       3.24
December 31, 1999.............................        1            709           5,254          ---        5,964       3.04
March 31, 2000................................        1            709           3,953          ---        4,663       2.37
June 30, 2001.................................      ---          1,413           2,598          ---        4,011       2.04
Thereafter....................................        1          2,228          13,521        1,327       17,077       8.70
   Total......................................   $  251        $93,132        $101,415       $1,542     $196,340     100.00%
                                                 ======        =======        ========       ======     ========     =======
   Percent of total...........................     .13%          47.43%          51.65%         .79%
                                                   ====          =====           =====          ===

         The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 1997.


                                                                            Maturity
                                                         ----------------------------------------------------
                                                                       Over      Over
                                                          0 to 3     3 to 6   6 to 12        Over
                                                          Months     Months    Months    12 months     Total
                                                         -------     ------   -------    ---------     ------
                                                                         (In Thousands)

Certificates of deposit less than $100,000............   $19,171    $31,857   $53,228     $81,090    $185,346

Certificates of deposit of $100,000 or more...........       679      1,435     4,307       4,573      10,994
                                                         -------    -------   -------     -------    --------
 Total certificates of deposit........................   $19,850    $33,292   $57,535     $85,663    $196,340
                                                         =======    =======   =======     =======    ========

         Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company desires additional capacity to fund loan demand.

         The Company's borrowings historically have consisted primarily of advances from the FHLB of Des Moines. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate, fixed or variable rate, and range of maturities. At June 30, 1997, the Company had $52.0 million of advances.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.


                                                           Year  Ended June 30,
                                                     ------------------------------
                                                       1997       1996        1995
                                                     -------     -------    -------
                                                              (In Thousands)
Highest Balance:
  FHLB advances......................................$80,500     $90,500    $90,000

Average Balance:
  FHLB advances......................................$67,785     $83,236    $68,878


         The following table sets forth certain information as to the Bank's FHLB advances and other borrowings at the dates indicated.

                                                                At June 30,
                                                      ----------------------------
                                                       1997       1996       1995
                                                      -------    -------   -------
                                                          (Dollars in Thousands)

FHLB advances.........................................$52,000    $80,500   $77,000
Other borrowings......................................    203        224       101
                                                      -------    -------   -------
     Total borrowings.................................$52,203    $80,724   $77,101
                                                      =======    =======   =======
Weighted average interest rate of FHLB advances.......  5.95%      6.01%     6.51%

Weighted average interest rate of other borrowings....  5.63%      5.36%     1.51%


Subsidiary Activities

         Effective April 1, 1997, the Company discontinued its program for direct sales of noninsured financial products through Perpetual Financial Services, Inc., a wholly-owned service corporation of Perpetual Savings Bank, FSB. The Company has initiated the process to dissolve Perpetual Financial Services, Inc. ("PFS") through formal filings with the State of Iowa. At April 1, 1997, the Company entered into an agreement with Heartland Investment Associates, an NASD licensed broker/dealer, to provide certain non-insured financial services and products to the customers of Perpetual Savings Bank, FSB on the Bank's premises. Heartland Investment Associates, located in Cedar Rapids and Iowa City, Iowa engages in the business of providing certain insurance products and annuities and a full spectrum of approved (non-insured) investment products.

         Prior to its discontinued operations and for the year ended June 30, 1997, PFS recognized a net loss of $34,000.

Competition

         Perpetual Savings faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings associations, mortgage bankers and credit unions making loans secured by real estate located in the Company's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the quality and speed of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

         The Company attracts all of its deposits through its branches, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from other commercial banks, savings associations, credit unions and brokerage houses located in the same communities. In addition, however, the Company competes for deposits with various popular mutual funds that, through mail and regional customer service offices, conduct a successful marketing campaign to customers in the Company's market area by selling higher yielding investments than available from the typical insured deposit account.

         The Company competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and branch locations with interbranch deposit and withdrawal privileges. Automated teller machine ("ATM") facilities are available at each branch location and the Bank is a member of "SHAZAM", an Iowa based ATM network that facilitates the interchange of ATM activities, including deposit and withdrawal privileges, at any ATM owned and operated by a SHAZAM member. Additionally, SHAZAM provides an ATM interchange with other regional networks, whereby the customer of a bank member of SHAZAM virtually has nationwide banking privileges.

         The Company primarily serves Linn and Johnson Counties, Iowa. There are 26 commercial banks, three savings institutions other than Perpetual Savings and 18 credit unions which compete for deposits and loans in the Company's primary market area.

Regulation

         General. Perpetual Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Perpetual Savings is subject to broad federal regulation and oversight extending to all its operations. Perpetual Savings is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Perpetual Savings is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of Perpetual Savings are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Perpetual Savings.

         As the savings and loan holding company of Perpetual Savings, Perpetual Midwest also is subject to OTS regulation and oversight. The purpose of the regulation of Perpetual Midwest and other holding companies is to protect subsidiary savings associations. As a company the stock of which is registered under the Securities Exchange Act of 1934, as amended, Perpetual Midwest is also subject to the jurisdiction of the Securities and Exchange Commission. See "- Federal Securities Laws."

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS, as the Bank's primary federal regulator and chartering authority, and the FDIC, as the insurer of its deposits, have extensive authority over the operations of savings associations. As part of this authority, Perpetual Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Perpetual Savings was as of March 24, 1997. When these examinations are conducted by the OTS or the FDIC, the examiners may require Perpetual Savings to provide for higher general or specific loan loss reserves.

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets. Perpetual Savings' OTS assessment for the fiscal year ended June 30, 1997, was $93,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Perpetual Savings and Perpetual Midwest. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue ceaseand-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS and the FDIC is required.

         In addition, the investment, lending and branching authority of Perpetual Savings is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to establish branch offices nationwide. Perpetual Savings is in compliance with the noted restrictions.

         Perpetual Savings' general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, Perpetual Savings' lending limit under this restriction was $5.1 million.

         The OTS, as well as other federal banking agencies, have adopted guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted. The guidelines are not expected to materially affect the Bank.

         Insurance of Accounts and Regulation by the FDIC. Perpetual Savings is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classifications of all insured institutions are made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIFinsured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         On September 30, 1996, federal legislation was enacted that required the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31,

1995. The SAIF special assessment applicable to the Bank, which was paid to the FDIC in November 1996, was approximately $1.5 million. This amount was accrued by the Company at September 30, 1996 by a charge to earnings.

         As a result of the SAIF recapitalization, the FDIC has amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. For the period October 1, 1996 through December 31, 1996, the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation ("FICO") obligation, such as the Bank, was reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The FDIC further reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualifies for the minimum SAIF assessment.

         Additionally, the FDIC has imposed a FICO assessment on SAIF-assessable deposits for the first semi-annual period of 1997 equal to 6.48 basis points per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.30 basis points per $100 of domestic deposits.

         Regulatory Capital Requirements. Federally insured savings associations, such as Perpetual Savings, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with the Statement of Financial Accounting Standards No. 115 is excluded from the regulatory capital calculation. At June 30, 1997, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1997, the Bank did not have any includable subsidiaries.

         At June 30, 1997, Perpetual Savings had tangible capital of $31.7 million, or 8.00% of adjusted total assets, which is approximately $25.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, Perpetual Savings had no intangibles which were subject to these tests.

         At June 30, 1997, Perpetual Savings had core capital equal to $31.7 million, or 8.00% of adjusted total assets, which is $19.8 million above the minimum leverage ratio requirement of 3.0% in effect on that date.

         The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1997, Perpetual Savings had $2.4 million of supplementary capital.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio (these items are excluded on a sliding scale through June 30, 1997, after which they must be excluded in their entirety) and reciprocal holdings of qualifying capital instruments. Perpetual Savings had no such exclusions from capital and assets at June 30, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight ranging from 0% to 100% based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

         On June 30, 1997, Perpetual Savings had total risk-based capital of $34.1 million (including $31.7 million in core capital and $2.4 million in qualifying supplementary capital) and risk-weighted assets of $270.8 million (including no converted off-balance sheet assets); or total capital of 12.6% of risk-weighted assets. This amount was $12.4 million above the 8.0% requirement in effect on that date.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. The Bank does not anticipate that this rule will affect its ability to meet its regulatory capital requirements.

         Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet their capital requirements. Effective December 19, 1992, the federal banking agencies, including the OTS, were given additional enforcement authority over undercapitalized depository institutions. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

         As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

         Any undercapitalized association is also subject to other possible enforcement actions by the OTS and the FDIC, including the appointment of a receiver or conservator.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on Perpetual Savings may have a substantial adverse effect on Perpetual Savings' operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company of existing stockholders. As of June 30, 1997, Perpetual Savings believes it qualifies as a well capitalized institution under the prompt corrective action rules.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See "--Regulatory Capital Requirements."

         Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. Perpetual Savings meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

         Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, Perpetual Savings will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 15-30 day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition and would remain adequately capitalized (as defined by regulation) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. A savings association will be considered in troubled condition if it has a CAMEL rating of 4 or 5, is subject to an enforcement action relating to its safety and soundness or financial viability or has been informed in writing by the OTS that it is in troubled condition. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including Perpetual Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, Perpetual Savings was in compliance with both requirements, with an overall liquid asset ratio of 15.9% and a short-term liquid assets ratio of 5.8%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Perpetual Savings is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. Perpetual Savings is in compliance with these amended rules.

         Qualified Thrift Lender Test. All savings associations, including Perpetual Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1997, Perpetual Savings met the test and has always met the test since its effectiveness. At June 30, 1997, Perpetual Savings' QTL percentage was 76%.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If an association has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in April 1996, and received a compliance rating of "satisfactory."

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of Perpetual Savings include Perpetual Midwest and any company which is under common control with Perpetual Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Affiliates do not generally include subsidiaries.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. Perpetual Midwest is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, Perpetual Midwest is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Perpetual Midwest and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, Perpetual Midwest generally is not subject to activity restrictions. If Perpetual Midwest acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Perpetual Midwest and any of its subsidiaries (other than the Bank or any other SAIFinsured savings association) would become subject to such restrictions, which generally limit activities to those related to controlling a savings association, unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If Perpetual Savings fails the QTL test, Perpetual Midwest must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure Perpetual Midwest must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "-- Qualified Thrift Lender Test."

         Perpetual Midwest must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of Perpetual Midwest is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Perpetual Midwest is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Perpetual Midwest may not be resold without registration or unless sold in accordance with certain resale restrictions. If Perpetual Midwest meets specified current public information requirements, each affiliate of Perpetual Midwest is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, Perpetual Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. Perpetual Savings is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Perpetual Savings is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1997, Perpetual Savings had $4.6 million in FHLB stock, which was in compliance with this requirement.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Perpetual Savings' FHLB stock may result in a corresponding reduction in Perpetual Savings' capital.

         For the year ended June 30, 1997, dividends paid by the FHLB of Des Moines to Perpetual Savings totaled $327,000 which amounts to an approximate rate of 7.05%.

         Federal and State Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         Since 1987, the percentage of specially-computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction). Under changes in federal tax law enacted in August 1996, the percentage bad debt deduction has been eliminated for tax years beginning after December 31, 1995. Accordingly, this method will not be available to the Bank for its tax years ending June 30, 1997 and thereafter.

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for qualifying real property loans to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for non-qualifying loans equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Through June 30, 1996, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank.

         The federal tax legislation enacted in August 1996 also imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Bank, the base-year reserves are the balances as of June 30, 1988. Recapture of the excess reserves will occur over a six-year period which could begin for the Association as early as the tax year ending June 30, 1997. Commencement of the recapture period may be delayed, however, for up to two years provided the Bank meets certain residential lending requirements). The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

         Also, under the August 1996 legislation, the Bank's base-year federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Association pays a dividend in excess of the greater of its current or accumulated earnings and profits, redeems any of its stock, or is liquidated. The Bank has not established a deferred federal tax liability under SFAS No. 109 for its base-year federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         The Company was audited in 1995 by the Internal Revenue Service for the federal income tax returns for the years 1992 through 1995. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

         For additional information regarding federal taxation, see Notes to Consolidated Financial Statements included in the 1997 Annual Report to Stockholders attached hereto as Exhibit 13.

         Iowa Taxation. Iowa-based thrift institutions, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 5% of net income. This tax is in lieu of all other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the

Unemployment Compensation Law of Iowa, social security taxes, sales taxes and use taxes. In addition, Perpetual Savings is entitled to credit against this tax all taxes paid to the State of Iowa or any political subdivision except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Iowa, social security taxes, sales and use taxes, and taxes imposed by the Iowa Financial Institutions Tax Law. Iowa thrift institutions are not subject to the regular state corporate income tax.

         Iowa-based corporations such as Perpetual Midwest, are subject to Iowa corporation income tax based on federal taxable income. The corporate tax is assessed at a graduated rate ranging from a rate of 6% to 12% of taxable income.

         Delaware Taxation. As a Delaware holding company, Perpetual Midwest is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. Perpetual Midwest is also subject to an annual franchise tax imposed by the State of Delaware.

Employees

         At June 30, 1997, the Company had a total of 111 employees, including 7 part-time employees. The Company's employees are not represented by any collective bargaining group.
Management considers its employee relations to be good.

Executive Officers of Perpetual Midwest and the Bank Who Are Not Directors

         The following table sets forth certain information regarding the executive officers of Perpetual Midwest or the Bank who are not also directors.


     Name                Age(1)   Positions Held with Bank and Company
     ----                ------   ------------------------------------

Rick L. Brown             50      Executive Vice President, Treasurer and Chief
                                  Financial Officer of the Bank and the Company

David W. Lodge            51      Senior Executive Vice President and Chief
                                  Lending Officer of the Bank

Hal D. Gilchrist          50      Executive Vice President and Chief Retail
                                  Banking Officer of the Bank

Herbert E. Musser         38      Sr. Vice President and Controller of the Bank
                                  and the Company
--------------------
(1)   At June 30, 1997.

         The business experience of the executive officers who are not also directors is set forth below.

         Rick L. Brown - Mr. Brown joined the Bank in 1983 as its Vice President/Controller. He has been in the banking industry since 1969 and currently serves as the Bank's and the Company's Executive Vice President, Chief Financial Officer and Treasurer. Mr. Brown received his B.A. degree in Accounting from Parsons College in 1971.

         David W. Lodge - Mr. Lodge joined the Bank in 1969 and has served the Bank in various capacities. He currently serves as its Senior Executive Vice President and Chief Lending Officer. Mr. Lodge received his B.A. degree in History and Economics from Westmar College and is a Certified General Real Property Appraiser.

         Hal D. Gilchrist - Mr. Gilchrist joined the Bank in 1992 as its Senior Vice President for Lending. He currently serves as the Bank's Executive Vice President and Chief Retail Banking Officer. Mr. Gilchrist joined the Bank with over 20 years of banking experience. He holds a B.A. degree in finance and an M.B.A. degree both from the University of Iowa.

         Herbert E. Musser - Mr. Musser joined the Bank in 1986 and has served the Bank in various capacities, including Internal Auditor. He has been in the banking industry for 14 years, and currently serves as the Bank's and the Company's Sr. Vice President and Controller. Mr. Musser received a B.B.A. degree in Economics from the University of Iowa in 1983, and a B.A. degree in Accounting from Coe College in 1997.

Item 2.           Properties

         The Company conducts its business at its main office and branch office located in Cedar Rapids, Iowa, and four other locations in its primary market area. The following table sets forth information relating to each of the Company's offices as of June 30, 1997.

         The Company owns its main office and three of its branch offices. The remaining office is built on leased land. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 1997 was $7.2 million. See Notes to Consolidated Financial Statements.


                                                                        Total
                                           Owned         Lease       Approximate
                               Date          or        Expiration      Square
Location                     Acquired      Leased         Date         Footage
----------------------       --------      ------      ----------    -----------
Main Office:

700 First Avenue, N.E.         1991        Owned          ---           25,000
Cedar Rapids, Iowa

Branch Offices:


                                                                                Total
                                                  Owned         Lease        Approximate
                                      Date          or        Expiration        Square
Location                            Acquired      Leased         Date          Footage
--------------------------------    --------      ------      ----------     -----------
3730 Williams Boulevard, S.W.(1)      1982        Owned          ---            11,000
Cedar Rapids, Iowa

4444 First Avenue, N.E.               1972        Owned(1)        ---            8,000
Cedar Rapids, Iowa

301 South Clinton Street              1980        Owned          ---            12,000
Iowa City, Iowa

5000 Edgewood Road, N.E.
Cedar Rapids, Iowa                    1996        Owned          ---            10,000

______________________
(1) Facility was built by the Bank on leased land. This lease expires in 1997 with renewal options.


         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Holding Company. Management continues to search for opportunities to acquire other financial institutions to expand the Company's market area and enhance the value of the Company's franchise value.

         The Company maintains an on-line data base with a service bureau servicing financial institutions. The Company recently renewed its contract with this service bureau for a term ending June 30, 1999. The net book value of the data processing and computer equipment utilized by the Company at June 30, 1997 was approximately $196,000. Management anticipates an expenditure of approximately $160,000, to upgrade the Company's computer equipment and software in fiscal 1998.

Item 3.           Legal Proceedings

         The Company is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                     PART II


Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

         Page 54 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6.       Management's Discussion and Analysis or Plan of Operations

         Pages 5 through 17 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7.       Financial Statements

         Pages 19 through 53 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in part I of this Form 10-KSB is incorporated herein by reference.

Compliance with Section 16(a)

         Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.          Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13.     Exhibits and Reports on Form 8-K
         (a) (1)  Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section                                     Pages in Annual Report
-----------------------------------------------           ----------------------
Common Stock and Related Information                            Page  54

Selected Consolidated Financial Information and
 Other Data                                                     Pages 2 thru 4

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                            Pages 5 thru 17

Report of Independent Auditors                                  Page  18
Consolidated Balance Sheets as of June 30, 1997
 and June 30, 1996                                              Page  19

Consolidated Statements of Income for the Years
 Ended June 30, 1997, 1996 and 1995                             Page  20

Consolidated Statements of Changes in Stockholders'
 Equity for the Years Ended
 June 30, 1997, 1996 and 1995                                   Page  21

Consolidated Statements of Cash Flows for the Years
 Ended June 30, 1997, 1996 and 1995                             Pages 22 thru 24

Notes to Consolidated Financial Statements                      Pages 25 thru 53


         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1997 is not deemed filed as part of this Annual Report on Form 10-KSB.

         (a) (2)  Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

         (a) (3)  Exhibits


                                                                                Reference to
                                                                                 Prior Filing
  Regulation S-B                                                                  or Exhibit
      Exhibit                                                                  Number Attached
      Number                      Document                                         Hereto
  --------------                  --------                                     ---------------
       3(a)        Certificate of Incorporation                                       *
       3(b)        By-Laws                                                           **
         4         Instruments defining the rights of security holders,               *
                    including debentures
         9         Voting Trust Agreement                                           None
        10         Material Contracts
                     Employment Contracts                                             *
                     Recognition and Retention Plan and  Stock
                      Option and Incentive Plan                                       *
        11         Statement re: computation of per share earnings                   ***
        12         Statement re: computation of ratios                          Not required
        13         Annual Report to Security Holders                                 13
        16         Letter re: change in certifying accountants                      None
        18         Letter re: change in accounting principles                       None
        19         Previously unfiled documents                                     None
        21         Subsidiaries of Registrant                                        21
        22         Published report regarding matters submitted to vote             None
                    of security holders
        23         Consents of Experts and Counsel                                   23
        24         Power of Attorney                                            Not required
        27         Financial Data Schedule                                           27
        28         Information from reports furnished to state insurance            None
                    regulatory authorities
        99         Additional Exhibits                                              None

----------------
         * Filed as exhibits to the Company's Form S-1 registration statement filed on December 21, 1993 (File No. 33-73242) pursuant to Section 5 of the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
         ** Filed as exhibits to the Company's Pre-effective Amendment No. 1 to its Form S-1 registration statement filed on February 2, 1995. (File No. 33-73242) pursuant to Section 5 of the Securities Act of 1933, as amended
All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
         *** Included in Note I of Notes to Consolidated Financial Statements included in the attached 1997 Annual Report to Stockholders.

         (b)      Reports on Form 8-K

         No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PERPETUAL MIDWEST FINANCIAL, INC.


Date:  September 26, 1997                 By:   /s/ James L. Roberts
       ------------------------                 --------------------------------
                                                James L. Roberts
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ James L. Roberts                   By:   /s/ William C. Fletcher
   ----------------------------                  -------------------------------
  James L. Roberts, President and               William C. Fletcher, Chairman
  Chief Executive Officer and                   of the Board
  Director

Date:  September 26, 1997                 Date:  September 26, 1997
       ------------------------                  -------------------------------


By:/s/ Robert H. O'Meara                   By:   /s/ Robert C. Tilden
   ----------------------------                  -------------------------------
   Robert H. O'Meara, Director and               Robert C. Tilden, Director
   and Secretary

Date:  September 26, 1997                 Date:  September 26, 1997
       ------------------------                  -------------------------------


By:/s/ Eugene J. Dowie                     By:   /s/ Douglas E. Anderson
   ----------------------------                  -------------------------------
   Eugene J. Dowie, Director                     Douglas E. Anderson, Director

Date:  September 26, 1997                 Date:  September 26, 1997
       ------------------------                  -------------------------------



By:/s/ Rick L. Brown
   -----------------------------------
   Rick L. Brown, Senior Vice
   President, Chief Financial Officer
   and Treasurer

Date:  September 26, 1997
       -------------------------------

--------------------------------------------------------------------------------

                               1997 ANNUAL REPORT

--------------------------------------------------------------------------------


















                        PERPETUAL MIDWEST FINANCIAL, INC.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------






President's Message................................................  1
Selected Consolidated Financial Information........................  2
Management's Discussion and Analysis of Financial
Condition and Results of Operations................................  5
Consolidated Financial Statements.................................. 19
Stockholder Information............................................ 54
Corporate Information.............................................. 55

                 [PERPETUAL MIDWEST FINANCIAL, INC. LETTERHEAD]


                                                              September 24, 1997


Dear Stockholder:


         Since Perpetual Midwest Financial, Inc. was formed in 1994, we have worked toward providing the services and products needed by the customers in our market areas. We have stayed focused on our target markets, and followed a strategic plan on the way to fulfilling our vision of being known for our advanced service quality and held in the highest esteem by our customers, employees, shareholders, industry and communities. Our commitment is to provide our customers with the service and products that fit their needs and we are convinced that our company can be one of the most successful financial institutions in our market areas.

         Perpetual Midwest Financial, Inc. completed its fiscal 1997 year with earnings of $0.24 per share and a book value of $18.00 per share. Although our net interest income, before loss provision, increased $1.7 million over fiscal 1996, operating results for fiscal year 1997 were hit hard with a one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF") and with an increase in actual loan losses. Our SAIF assessment was $1.5 million, however, with the SAIF fund fully capitalized our ongoing premiums to SAIF will be significantly reduced. Over the 1997 fiscal year total deposits grew $44 million which funded a $15 million growth in our loan portfolio and a reduction of $29 million in borrowed funds.

         We continue to face a future that promises continuing change and challenge for the financial services industry. Competition continues to increase, particularly from nonbanks, and technology alters the nature of both our competition and our customer's expectations. Change also brings opportunity, particularly for institutions that have the flexibility to adapt. We believe that the franchise we are developing provides a solid base from which to continue building an organization that can succeed in a changing environment. We also believe that we have the franchise, the customer base, the capital strength and the talent to succeed in this challenging environment. We will continue to invest in technology to expand alternative delivery systems that customers are demanding and to foster new product development.

         As we look forward to fiscal 1998 and beyond, our goals are to continue an aggressive program for refining our business mix, for reallocating resources to areas with the most attractive opportunities and for maintaining the high quality customer service that is essential for our success.

         Perpetual's board of directors, its management team and its employees own 16% of the company's common stock. The point of all the work we do for our customers and employees, of course, is to produce returns for our shareholders. We are committed to managing this company for the benefit of all of our shareholders and we appreciate your investment in Perpetual Midwest Financial, Inc.


Sincerely,

/s/ James L. Roberts

James L. Roberts
President and Chief Executive Officer

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

         The following selected consolidated financial information of the Company and its subsidiary is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this Annual Report.


                                                                                   At June 30,                       At December 31,
                                                                      ----------------------------------------       ---------------

                                                                      1997      1996        1995       1994(1)           1993
                                                                      ----      ----        ----       -------           ----
                                                                                         (In Thousands)
Selected Financial Condition Data:
Total assets...................................................     $397,229   $383,273   $349,281    $272,172         $249,368
Loans receivable, net..........................................      310,522    296,080    227,381     125,910          113,154
Loans held for sale............................................          889      1,871      1,058       1,216            1,788
Mortgage-backed and related securities held for sale...........          ---        ---        ---         ---          104,538
Mortgage-backed and related securities available for sale......       11,345     32,351     48,457      72,371              ---
Mortgage-backed and related securities held to maturity........          ---        ---     24,816      27,816              ---
Trading securities.............................................          757        990        768       2,718              ---
Investment securities held-to-maturity.........................          ---        ---     17,940      21,383              413
Securities available-for-sale..................................       29,798     24,050      1,176          99              ---
Securities held for sale.......................................          ---        ---        ---         ---           11,431
Other securities...............................................        4,641      4,641      4,500       2,602            2,602
Deposits.......................................................      305,165    261,497    230,840     208,030          211,794
Borrowed funds.................................................       52,203     80,724     77,101      26,051           18,588
Stockholders' equity - substantially restricted(2).............       33,890     35,588     36,043      34,556           15,124

----------
(1)  During 1994, the Company changed its fiscal year from December 31 to June
     30.
(2)  The Bank converted from a mutual to a stock savings bank on March 30, 1994.


                                                                                                      Six Months
                                                                        Year Ended                      Ended          Year Ended
                                                                           June 30,                   June 30,(1)     December 31,
                                                             -------------------------------------    -----------     ------------
                                                                1997         1996          1995          1994              1993
                                                                ----         ----          ----          ----              ----
                                                                                     (In Thousands)
Selected Operations Data:
Total interest and dividend income....................        $29,629       $27,074       $22,224        $ 8,111         $ 16,564
Total interest expense................................         18,979        18,066        14,448          4,839           10,723
                                                              -------       -------       -------        -------         --------
   Net interest income................................         10,650         9,008         7,776          3,272            5,841
Provisions for loan losses............................          1,416           210             4             77            2,157
                                                              -------       -------       -------        -------         --------
Net interest income after provision for loan losses...          9,234         8,798         7,772          3,195            3,684
Loan servicing fees...................................            371           429           483            227              456
Gain (loss) on sales of interest-earning assets, net..            363           248          (108)           (93)           1,415
Gain (loss) on securities held for sale...............            ---           ---           ---            ---             (424)
Other noninterest income..............................          1,124           675           827          1,121              657
                                                              -------       -------       -------        -------         --------
Total noninterest income..............................          1,858         1,352         1,202          1,255            2,104
Total noninterest expense.............................         10,306         7,747         6,758          3,151            4,892
                                                              -------       -------       -------        -------         --------
  Income before income taxes..........................            786         2,403         2,216          1,299              896
Income tax expense....................................            319           909           875            315              378
                                                              -------       -------       -------        -------         --------
   Net Income.........................................        $   467       $ 1,494       $ 1,341        $   984         $    518
                                                              =======       =======       =======        =======         ========


----------
(1)  During 1994, the Company changed its fiscal year from December 31 to June
     30.


                                                                                                              Six
                                                                                                             Months
                                                                                    Year  Ended              Ended       Year Ended
                                                                                      June 30,              June 30,    December 31,
                                                                          ------------------------------    --------    ------------
                                                                             1997       1996        1995     1994(2)       1993
                                                                          ---------   -------     -------    -------     --------


Performance Ratios:
  Return on assets (ratio of net income to average total assets).........      .12%       .40%       .40%       .75%        .20%
  Interest rate spread information:
    Average during period................................................     2.51       2.20       2.02       2.26        2.11
    End of period........................................................     2.97       2.48       1.84       2.27        1.85
  Net interest margin(1).................................................     2.84       2.58       2.48       2.60        2.36
  Ratio of operating expense to average total assets.....................     2.61       2.12       2.20       2.41        1.89
  Return on stockholders' equity (ratio of net income to average equity).     1.38       4.17       3.80       7.93        3.48
  Earnings per share(3).................................................. $    .24   $    .74   $    .65   $    .30         ---
  Earnings per share - assuming full dilution............................ $    .24   $    .74   $    .65   $    .29         ---
  Dividend payout (ratio of dividends paid to net income)................   124.37        .31        ---        ---         ---

Quality Ratios:
  Non-performing assets to total assets at end of period.................      .31        .38        .05        .31        1.19
  Allowance for loan losses to non-performing loans......................   280.47     199.55   1,732.90     551.56      102.96

Capital Ratios:
  Stockholders' equity to total assets at end of period..................     8.53       9.29      10.32      12.69        6.06
  Average stockholders' equity to average assets.........................     8.56       9.78      10.57       9.45        5.73
  Ratio of average interest-earning assets
   to average interest-bearing liabilities...............................   106.48%    107.02%    109.32%    108.91%     105.73%

Number of full service offices...........................................        5          5          4          4           4

----------
(1)  Net interest income divided by average interest earning assets.
(2)  June 30, 1994 ratios are annualized for comparative purposes.
(3)  Earnings per common share subsequent to the conversion.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         Perpetual Midwest Financial, Inc. ("Perpetual Midwest" or the "Company") was formed in December of 1993 by Perpetual Savings Bank, FSB (the "Bank") to become the thrift institution holding company of the Bank. The acquisition of the Bank by the Company was consummated on March 30, 1994 in connection with the Bank's conversion from the mutual to the stock form (the "Conversion"). All references to the Company prior to March 30, 1994, except where otherwise indicated, are to the Bank and its subsidiaries on a consolidated basis.

         The Company focuses on activities related to developing its retail banking business within its market place by increasing consumer and mortgage loan originations, while offering new deposit products. In addition, the Company's strategy calls for a gradual growth that would leverage its capital to asset ratio. This strategy emphasizes an aggressive program of origination and acquisition of retail consumer loans, including vehicle loans, home equity (second mortgage) loans, credit card loans and recreational vehicle loans. In addition, this strategy calls for growth in the Company's commercial real estate loans and business loans within the Company's market areas. This growth of the Company may be financed by either increases in deposits or from borrowed funds. The source of funds for the Company's growth depends on several factors, including costs, availability, interest rate risk and reinvestment alternatives. The Company also invests in U.S. Government and agency obligations, agency issued mortgage-backed securities and other investments permitted by regulation.

         Perpetual Midwest's net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans and securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. Interest income is a function of the balances of loans, securities and other interest-earning assets outstanding during the period and the yield earned on such assets. Interest expense is a function of the balances of deposits and borrowings outstanding during the same period and the rates paid on such deposits and borrowings.

         The operating results of Perpetual Midwest are also affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

         Perpetual Midwest's earnings are also affected by, among other things, provisions for loan losses, net income from subsidiary activities, gains and losses on sales of loans and securities, service charges and income taxes. Noninterest expense consists primarily of employee compensation and benefits, occupancy and equipment expense, federal deposit insurance premiums and other general and administrative expenses. Operating results are affected to a lesser extent by the type of lending, fixed-rate versus adjustable or short-term, each of which has a different rate and fee structure.

Financial Condition

         The Company's total assets were $397.2 million at June 30, 1997 and $383.3 million at June 30, 1996. The increase in assets was primarily funded by growth in deposits.

         Total securities were $46.5 million at June 30, 1997 and $62.0 million at June 30, 1996. The decrease primarily resulted from sales, maturities and repayments of mortgage-backed and other securities.

         Net loans receivable, including loans held for sale, were $311.4 million at June 30, 1997 and $298.0 million at June 30, 1996. Management's strategy is to continue to shift investments from mortgage-backed and other securities to investments in loans to maximize the yield of interest-earning assets. As a result, mortgage loans increased $11.1 million and consumer and other loans increased $3.6 million, before allowance for loan losses, respectively.

         Foreclosed assets totaled $184,000 at June 30, 1997 and $103,000 at June 30, 1996. Management will continue to provide valuation allowances as necessary in future periods to ensure that foreclosed real estate and other repossessed assets are carried at their fair value.

         Total deposits were $305.2 million at June 30, 1997 and $261.5 million at June 30, 1996. The increase was as a result of management continuing to monitor its deposit product design, pricing and direct mail marketing programs.

         Borrowed funds were $52.2 million at June 30, 1997 and $80.7 million at June 30, 1996. With the net increase in deposits, the decrease in securities and cash flow from operations being sufficient to fund the increase in net loans receivable, borrowed funds were reduced.

         Stockholders' equity decreased to $33.9 million at June 30, 1997 from $35.6 million at June 30, 1996 primarily due to the Company's repurchase of 138,307 shares of its stock at a cost of $2.5 million and $580,000 distributed to stockholders as cash dividends. Stockholder's equity was enhanced primarily due to a $514,000 increase related to the Company's benefit plans, a $357,000 decrease in the net unrealized depreciation on securities available for sale, net of tax and an increase from net income in the amount of $467,000.

Results of Operations

         General. The Company had net income of $467,000 for the twelve months ended June 30, 1997, $1.5 million for the twelve months ended June 30, 1996 and $1.3 million for the twelve months ended June 30, 1995. The decrease in net income for the twelve months ended June 30, 1997 was primarily due to a special assessment in the amount of $1.5 million by the FDIC to recapitalize the Savings Association Insurance Fund (the "SAIF"), a $245,000 non-interest expense item for potential claims on disbursements related to a borrower's remodeling of a commercial office building complex and a $1.2 million increase over the previous year provision for loan losses, of which $303,000 was used to increase the allowance for loan losses. The Company had net income after tax of $1.4 million for the twelve months ended June 30, 1997 before the impact of the one-time charge by the FDIC.

         Interest Income. Interest income was $29.6 million for the twelve months ended June 30, 1997, $27.1 million for the twelve months ended June 30, 1996 and $22.2 million for the twelve months ended June 30, 1995.

         Interest Expense. Interest expense was $19.0 million for the twelve months ended June 30, 1997, $18.1 million for the twelve months ended June 30, 1996 and $14.4 million for the twelve months ended June 30, 1995.

         Net Interest Income. Net interest income before provision for loan losses was $10.6 million for the twelve months ended June 30, 1997, $9.0 million for the twelve months ended June 30, 1996 and $7.8 million for the twelve months ended June 30, 1995.

         Provision for Loan Losses. The Company's provision for loan losses was $1.4 million for the twelve months ended June 30, 1997, $210,000 for the twelve months ended June 30, 1996 and $4,000 for the twelve months ended June 30, 1995. The increase in provision for loan losses was primarily due to replenishing the allowance for loan losses for higher than normal net charge-offs experienced during the fiscal year ended June 30, 1997 and to provide a net increase of $303,000 in the allowance for loan losses. Charge-offs, net of recoveries, increased $886,000 for the year ended June 30, 1997 over the previous year. Net charge-offs by portfolio for the Company were $178,000, $223,000, $181,000, $390,000 and $140,000 for mortgage loan, credit card, consumer loan, purchased car loan portfolios and all other loans, respectively, for the year ended June 30, 1997. Charge-offs for the Company's credit card and purchased car loan portfolios increased over the twelve months ended June 30, 1997, primarily due to a significant increase in customer bankruptcy filings.

         Non-performing assets (which include non-accrual loans, accruing loans delinquent 90 days or more and foreclosed assets, but exclude restructured loans) were $1.2 million or .31% of total assets at June 30, 1997, $1.4 million or .38% of total assets at June 30, 1996 and $158,000 or .05% of total assets at June 30, 1995.

         At June 30, 1997, the Company's allowance for loan losses totaled $3.0 million or .96% of total loans receivable, net. The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, and not directly to the level of non-performing loans. The Company believes it has taken an appropriate approach toward allowance levels, consistent with the Company's experience and considering, among other factors, the composition of the Company's loan portfolio, the level of the Company's classified and non-performing assets and their estimated value, the uncertain national economic outlook which may tend to inhibit economic activity and depress real estate and other values both nationally and in the Company's primary market area and the regulators' uncertain view of adequate reserve levels for the thrift industry.

         Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of its allowance for loan losses is subject to review by the OTS and the FDIC, as part of their examination process, which may require the establishment of additional general or specific allowances based upon their judgement of the information available to them at the time of their examination.

         Noninterest Income. Noninterest income was $1.9 million for the twelve months ended June 30, 1997, $1.4 million for the twelve months ended June 30, 1996 and $1.2 million for the twelve months ended June 30, 1995. The increase in 1997 was primarily due to increased service charges and fees on deposit accounts.

         Noninterest Expense. Noninterest expense was $10.3 million for the twelve months ended June 30, 1997, $7.7 million for the twelve months ended June 30, 1996 and $6.8 million for the twelve months ended June 30, 1995. The increase was primarily due to the $1.5 million special assessment to recapitalize the SAIF, a $245,000 expense for claims on disbursements related to a borrower's remodeling of a commercial office building complex, an increase in data processing, printing, postage, stationery, supplies and other miscellaneous noninterest expenses.

         Income Tax Expense. Income tax expense was $319,000 for the twelve months ended June 30, 1997, $909,000 for the twelve months ended June 30, 1996 and $875,000 for the twelve months ended June 30, 1995. The decrease in income tax expense for 1997 was the result of a lower level of income before income tax.

Interest Rate Risk

         Interest Rate Risk Exposure. In evaluating the Company's exposure to interest rate risk ("IRR"), certain shortcomings inherent in the method of analysis must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates in the short-term and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in evaluating the Company's exposure to interest rate risk. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

         Net Portfolio Value. The OTS provides a Net Portfolio Value ("NPV") approach to the measurement of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Management of the Company's assets and liabilities is done within the context of the marketplace, and also within limits established by the Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

         Presented below, as of June 30, 1997 and June 30, 1996, is an analysis of the Company's interest rate risk measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points as measured by the

OTS and compared to Board policy limits. Such limits have been established with consideration of the dollar impact of various rate changes and the Company's strong capital position. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. Additionally, as rates rise, the market value of adjustable-rate loans may be slow to increase due to period and lifetime limits which restrict changes in interest rates. As rates decline, prepayments on adjustable-rate loans accelerate as borrowers refinance from their adjustable-rate loans to lock in lower fixed-rate loans. The value of the Company's deposits and borrowings change in relatively the same manner in both rising or falling rate scenarios.

     Change in                        At June 30, 1997           At June 30, 1996
   Interest Rate    Board Limit       ----------------           ----------------
  (Basis Points)      % Change       $ Change    % Change      $ Change      % Change
  --------------      --------       --------    --------      --------      --------
                                                      (Dollars in Thousands)

      +400           (65.00)%     $(4,337)       (11.00)%     $(7,416)      (20.00)%
      +300           (55.00)       (2,640)        (7.00)       (4,859)      (13.00)
      +200           (30.00)       (1,720)        (3.00)       (2,494)       (7.00)
      +100           (20.00)         (298)        (1.00)         (799)       (2.00)
         0
      -100           (20.00)         (143)           ---          144          ---
      -200           (30.00)          588          2.00           359         1.00
      -300           (55.00)        1,415          4.00         1,111         3.00
      -400           (65.00)        2,565          7.00         2,264         6.00


         Management reviews the quarterly OTS measurements and related peer reports on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors on a quarterly basis effects on net interest income resulting from assumed changes, up and down 400 basis points, in interest rates. This measure is used in conjunction with NPV measures to identify excessive IRR.

         Asset/Liability Strategy. The primary elements of the Company's asset/liability strategy include the following:

     1. The Company has focused on building its portfolio of adjustable-rate ("ARM") loans and short-term consumer and real estate mortgage loans.

     2. The Company has followed a program of selling substantially all of its newly originated 30 year, fixed-rate one- to four-family real estate loans.

     3. The Company continues to aggressively compete in its market for consumer loans having maturity terms that are significantly shorter than residential real estate loans.

     4. The Company has continued to build its portfolio of adjustable-rate and short-term, fixed-rate commercial and multi-family real estate loans.

     5. The Company has actively emphasized the lengthening of maturities for its certificates of deposits and Federal Home Loan Bank borrowings, subject to market conditions.

     6. Excess liquid funds are invested in fixed-rate or short-term U.S. government and agency securities which are classified available for sale. This provides the Company the opportunity to reinvest in various higher yielding loan products for retention in the Company's portfolio as market conditions permit.

         General. Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's projected need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies. Investments generally include interest-earning deposits in other financial institutions, U.S. government and agency securities and mortgage-backed and related securities.

         The Company's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are influenced by the levels of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

         The Company emphasizes and promotes its statement savings and demand deposit accounts and, subject to market conditions, certificates of deposit with maturities of 91 days through five years, principally from its primary market area. The statement savings and demand deposit accounts tend to be less susceptible to rapid changes in interest rates.

         In managing its asset/liability mix, the Company, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities. Management believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. The Company has established guidelines, which may change from time to time, on the level of acceptable interest rate risk. There can be no assurances, however, that in the event of an adverse change in interest rates, the Company's efforts to limit interest rate risk will be successful.

Average Balances, Interest Rates and Yields

         The following table sets forth certain information relating to the Company's average consolidated balance sheets and consolidated statements of income for the years ended June 30, 1997, 1996 and 1995 and reflects the average yield on assets and average costs of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. All average balances are daily average balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustment to yields.


                                                                                Year Ended June 30,
                                                       ------------------------------------------------------------------------

                                                                         1997                              1996
                                                       ---------------------------------     -------------------------------
                                                           Average    Interest                  Average   Interest
                                                        Outstanding    Earned/    Yield/     Outstanding  Earned/    Yield/
                                                          Balance       Paid       Rate        Balance      Paid      Rate
                                                       ------------    -------   -------     -----------   ------    ------
                                                                                              (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable(1).................................      $300,487    $25,316      8.43%     $262,228    $21,744      8.29%
 Mortgage-backed and related securities(4)...........        24,900      1,559      6.21        45,484      3,193      6.95
 Other securities(4).................................        34,279      1,966      5.30        22,703      1,105      4.54
 FHLB stock..........................................         4,641        327      7.05         4,573        329      7.19
 Other...............................................        11,323        461      4.07        14,154        703      4.97
                                                           --------     ------                --------     ------
     Total interest-earning assets(1)(4).............      $375,630    $29,629      7.89      $349,142    $27,074      7.75
                                                           ========    -------                ========    -------

 Other assets........................................        19,181                             22,061
                                                           --------                           --------
     Total assets....................................      $394,811                           $371,203
                                                           ========                           ========

Interest-Bearing Liabilities:
 Demand and NOW deposits.............................      $ 83,279    $ 3,318      3.98      $ 51,163    $ 1,774      3.47
 Savings deposits....................................        10,094        199      1.97        12,351        382      3.09
 Certificate accounts................................       191,293     11,329      5.92       179,313     10,585      5.90
 FHLB advances.......................................        67,785      4,119      6.08        83,236      5,302      6.37
 Other borrowings....................................           306         14      4.58           185         23     12.43
                                                           --------     ------                --------     ------
    Total interest-bearing liabilities...............      $352,757     18,979      5.38      $326,248     18,066      5.54
                                                           ========     ------                ========     ------
 Other liabilities...................................         8,269                              9,367
                                                           --------                           --------
     Total liabilities...............................       361,026                            335,615
 Shareholder's equity................................        33,385                             35,588
                                                           --------                           --------
      Total liabilities and stockholder's equity.....      $394,311                           $371,203
                                                           ========                           ========

Net interest income..................................                  $10,650                            $ 9,008
                                                                       =======                            =======
Net interest rate spread(1)(2).......................                               2.51%                              2.20%
                                                                                    ====                               ====
Net interest earning assets(1).......................      $ 22,873                           $ 22,894
                                                           ========                           ========
Net yield on average interest-earning assets(1)(3)(4)                               2.84%                              2.58%
                                                                                    ====                               ====
Average interest-earning assets to average
interest-bearing liabilities.........................                  106.48x                             107.02x
                                                                       ======                              ======


RESTUBBED TABLE


                                                                Year Ended June 30,
                                                       -----------------------------------

                                                                     1995
                                                         ---------------------------------
                                                           Average    Interest
                                                         Outstanding   Earned/    Yield/
                                                           Balance      Paid       Rate
                                                         -----------   ------     ------

Interest-Earning Assets:
 Loans receivable(1).................................     $192,736    $15,412      8.00%
 Mortgage-backed and related securities(4)...........       88,373      5,058      5.63
 Other securities(4).................................       24,966      1,314      5.63
 FHLB stock..........................................        3,600        275      7.64
 Other...............................................        3,835        165      4.30
                                                          --------     ------      ----
     Total interest-earning assets(1)(4).............     $313,510    $22,224      7.09
                                                          ========    -------

 Other assets........................................       20,209
                                                          --------
     Total assets....................................     $333,719
                                                          ========

Interest-Bearing Liabilities:
 Demand and NOW deposits.............................     $ 34,206   $    801      2.34
 Savings deposits....................................       15,158        303      2.00
 Certificate accounts................................      168,460      9,091      5.40
 FHLB advances.......................................       68,878      4,252      6.17
 Other borrowings....................................           80          1      1.25
                                                          --------     ------      ----
    Total interest-bearing liabilities...............     $286,782     14,448      5.04
                                                          ========     ------      ====
 Other liabilities...................................       11,677
                                                          --------
     Total liabilities...............................      298,459
 Shareholder's equity................................       35,260
                                                          --------
      Total liabilities and stockholder's equity.....     $333,719
                                                          ========

Net interest income..................................                 $ 7,776
                                                                      =======
Net interest rate spread(1)(2).......................                              2.02%
                                                                                   ====
Net interest earning assets(1).......................     $ 26,728
                                                          ========
Net yield on average interest-earning assets(1)(3)(4)                              2.48%
                                                                                   ====
Average interest-earning assets to average
interest-bearing liabilities.........................                 109.32x
                                                                      ======


----------
(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(2) Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(3) Net yield on average interest-earning assets represents net interest income divided by average interest-earning assets.
(4) The average outstanding balance is based on carrying value, while the yield is based on cost, not on the disclosed fair market value of the average outstanding balance of the assets.

Rate/Volume Analysis

         The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. Information is provided in each category with respect to (i) changes attributable to changes in volume (i.e., changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (i.e., changes in rate multiplied by prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                    Year Ended June 30, 1997 vs.       Year Ended June 30, 1996 vs.
                                                      Year Ended June 30, 1996           Year Ended June 30, 1995
                                                 ------------------------------        ---------------------------
                                                       Increase                          Increase
                                                      (Decrease)                        (Decrease)
                                                        Due to                            Due to
                                                  -----------------                   ---------------

                                                                         Total                              Total
                                                                        Increase                           Increase
                                                   Volume    Rate      (Decrease)    Volume      Rate     (Decrease)
                                                   ------    ----      ----------    ------      ----     ----------

Interest-earning assets:
 Loans receivable.............................     $ 3,218    $ 354      $ 3,572    $ 5,557    $   775      $ 6,332
 Mortgage-backed and related securities.......      (1,307)    (327)      (1,634)    (2,473)       608       (1,865)
 Other securities.............................         634      227          861       (113)       (96)        (209)
 FHLB stock...................................           5       (7)          (2)        74        (20)          54
 Other........................................        (127)    (115)        (242)       444         94          538
                                                   -------    -----      -------    -------    -------      -------
   Total interest-earning assets..............     $ 2,423    $ 132      $ 2,555    $ 3,489    $ 1,361      $ 4,850
                                                   -------    -----      -------    -------    -------      -------

Interest-bearing liabilities:
 Demand and NOW deposits......................       1,248      296        1,544        397        576          973
 Savings deposits.............................        (474)    (291)        (183)       (56)       135           79
 Certificate accounts.........................         709       35          744        586        908        1,494
 FHLB advances................................        (891)    (292)      (1,183)       886        164        1,050
 Other borrowings.............................          10      (19)          (9)         1         21           22
                                                   -------    -----      -------    -------    -------      -------

   Total interest-bearing liabilities.........     $   602    $ 311      $   913    $ 1,814    $ 1,804      $ 3,618
                                                   -------    -----      -------    -------    -------      -------

Net interest income...........................     $ 1,813   $ (171)     $ 1,642    $ 1,675   $   (443)     $ 1,232
                                                   =======   ======      =======    =======    =======      =======


Net Interest Rate Spread

         The Company's results of operations are determined primarily by net interest income and, to a lesser extent by noninterest income as reduced by noninterest expense. Net interest income is determined by the interest rate spread between the yields earned on its interest-earning assets and the rates paid on interest-bearing liabilities and by the relative amounts of interest-earning assets and interest-bearing liabilities.

         The following table sets forth the weighted average effective interest rate earned by the Company on its loan, mortgage-backed and related securities and other securities portfolios, the average cost of the Company's deposits and borrowings, the interest rate spread of the Company and the net yield on the average interest-earning assets as of the dates shown.

                                                                        At June 30,
                                                                ----------------------------
                                                                   1997       1996     1995
                                                                  -------   --------  -------

Average yield on:
 Loans receivable............................................      8.37%      8.56%      8.17%
 Mortgage-backed and related securities......................      7.02       4.49       6.03
 Other debt securities.......................................      5.70       6.05       6.12
   Combined average yield on interest-earning assets.........      7.89       7.98       7.45

Average rate paid on:
 Demand and NOW deposits.....................................      4.02       4.31       2.92
 Savings deposits............................................      2.00       2.00       2.10
 Certificate accounts........................................      6.01       5.95       6.03
 Borrowings..................................................      5.95       6.01       6.51
   Combined average rate paid on interest-bearing
    liabilities..............................................      5.34       5.50       5.61
Net interest rate spread.....................................      2.55%      2.53%      1.84%


Liquidity and Capital Resources

         Liquidity. The Company's principal sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed and related securities), sales or maturities of securities, sales of loans held for sale and operations. While scheduled loan repayments and maturing securities are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition. The Company has been selective with regard to deposit rates on certain savings products and, when necessary, has supplemented deposits with longer term or less expensive alternative sources of funds.

         Federal regulations have required the Company to maintain levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. government and agencies and other securities and obligations generally having maturities of less than five years. The Company has maintained its liquidity ratio at levels in excess of those required. At June 30, 1997, the Company's liquidity ratio was 15.93%. Management expects to use excess liquidity to pay off maturing FHLB advances to the extent that the excess liquidity funds exceed funding requirements for loan commitments.

         Alternative sources of funds available to the Company include borrowings from the Federal Home Loan Bank ("FHLB") of Des Moines. At June 30, 1997, the Company had $52.0 million of FHLB advances outstanding. The Company uses its liquid resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 1997, the Company had outstanding commitments to extend credit which amounted to $57.8 million (including $41.0 million in available lines of credit). At June 30, 1997, the Company also had commitments to purchase $5.4 million of adjustable rate single-family mortgage loans. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

         The primary investing activity of the Company is the origination of loans and the purchase of mortgage-backed and related securities and other securities. During the twelve months ended June 30, 1997, the twelve months ended June 30, 1996 and the twelve months ended June 30, 1995, there were net increases in loans receivable, including loans purchased, of $16.6 million, $69.2 million and $105.4 million, respectively. Purchases of loans for the same periods were $7.2 million during fiscal 1997, $24.4 million during fiscal 1996 and $29.7 million during fiscal 1995. Purchases of securities, including collateralized mortgage obligations, mortgage-backed and related securities and other securities totaled $46.7 million during fiscal 1997, $27.9 million during fiscal 1996 and $12.2 million during fiscal 1995.

         The primary financing activity of the Company is deposits. For the twelve months ended June 30, 1997, there was a net increase in deposit accounts of $43.7 million, $30.7 million for the twelve months ended June 30, 1996 and $22.8 million for the twelve months ended June 30, 1995. The net increases in deposits were primarily a result of changes in market rates of interest, competition for such funds from others, and the Company's aggressiveness in pricing for such funds.

         The following is a brief description of the sources and uses of funds for the indicated periods:

         Fiscal Year Ended June 30, 1997. During the fiscal year ended June 30, 1997, there was a net increase of $16.1 million in cash and cash equivalents. The major uses of cash during this period included the funding of a $9.3 million net increase in loans receivable and purchases of $7.2 million of loans and $46.7 million of mortgage-backed and other securities and repayment of $43.5 million of Federal Home Loan Bank advances. Major sources of funds, which partially offset these uses of funds, were a net increase in deposits of $43.7 million, principal payments of mortgage-backed securities and maturities of other securities amounting to $17.1 million, sale of

$45.0 million of mortgage-backed and other securities available for sale, $15 million in proceeds from Federal Home Loan Bank advances and a net increase in cash from operating activities of $5.1 million.

         Fiscal Year Ended June 30, 1996. During the fiscal year ended June 30, 1996, there was a net increase of $1.8 million in cash and cash equivalents. The major uses of cash during this period included the funding of a $44.8 million net increase in loans receivable and purchases of $24.4 million of loans and $27.9 million of mortgage-backed and other securities and repayment of $27.5 million of Federal Home Loan Bank advances. Major sources of funds, which partially offset these uses of funds, were a net increase in deposits of $30.7 million, principal payments of mortgage-backed securities and maturities of other securities amounting to $15.2 million, sale of $47.5 million of mortgage-backed and other securities available for sale, $31 million in proceeds from Federal Home Loan Bank advances and a net increase in cash from operating activities of $2.5 million.

         Fiscal Year Ended June 30, 1995. During the fiscal year ended June 30, 1995, there was a net increase of $3.0 million in cash and cash equivalents. The major uses of cash during this period included the funding of a $75.7 million net increase in loans receivable, purchases of $29.7 million of loans and $14.1 million of mortgage-backed and other securities and repayment of $10 million of Federal Home Loan Bank advances. Major sources of funds, which partially offset these uses of funds, were a net increase in deposits of $22.8 million, principal payments of mortgage-backed securities and maturities of other securities amounting to $18.9 million, sale of $24.3 million of mortgage-backed and other securities available for sale, $61.0 million in proceeds from Federal Home Loan Bank advances and a net increase in cash from operating activities of $9.4 million.

         Regulatory Capital. Federally insured savings associations are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         At June 30, 1997, the Bank had tangible and core capital of $31.7 million and $31.7 million, or 8.00% and 8.00% of total tangible assets, respectively, which was approximately $25.8 million and $19.8 million above the minimum requirements of 1.5% and 3.0%, respectively, of tangible assets. On June 30, 1997, the Bank had $34.1 million available for risk-based capital, or 12.6% of risk-weighted assets of $270.8 million, which was approximately $12.4 million above the 8% minimum requirement in effect on that date. The Bank is presently in compliance with the fully phased-in capital requirements and meets the OTS definition of a well capitalized thrift institution.

Impact of Inflation and Changing Prices

         The Company's consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power over time due to inflation except for mortgage-backed and other securities available for sale which are recorded at fair values and loans held for sale which are recorded at the lower of historical cost or fair value in the aggregate. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards

         SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It became effective for some transactions occurring after December 31, 1996 and will be effective for others in 1998. The impact of partial adoption in 1997 was not material to the June 30, 1997 consolidated financial statements and the impact of the complete adoption in 1998 is also not expected to be material to the consolidated financial statements.

         In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which revised the accounting requirements for calculating earnings per share. Basic earnings per share for the quarter ended December 31, 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has dilution from stock options, the new calculation methods will increase basic earnings per share over what otherwise would have been reported as primary earnings per share, while there will be little effect on fully diluted earnings per share.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Income tax effects must also be shown. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the results of operations or financial condition of the Company.

         In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the results of operations or financial condition of the Company.

                PERPETUAL MIDWEST FINANCIAL, INC. AND SUBSIDIARY

                               Cedar Rapids, Iowa

                        CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995




                                    CONTENTS





REPORT OF INDEPENDENT AUDITORS............................................   18


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS..........................................   19

     CONSOLIDATED STATEMENTS OF INCOME....................................   20

     CONSOLIDATED STATEMENTS OF CHANGES IN
       STOCKHOLDERS' EQUITY...............................................   21

     CONSOLIDATED STATEMENTS OF CASH FLOWS................................   22

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................   25

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Perpetual Midwest Financial, Inc.
Cedar Rapids, Iowa


We have audited the accompanying consolidated balance sheets of Perpetual Midwest Financial, Inc. and Subsidiary as of June 30, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended June 30, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perpetual Midwest Financial, Inc. and Subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.





                                                Crowe, Chizek and Company LLP

South Bend, Indiana
August 1, 1997



--------------------------------------------------------------------------------

                PERPETUAL MIDWEST FINANCIAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1997 and 1996
--------------------------------------------------------------------------------

                                                                       1997              1996
ASSETS                                                                 ----              ----
Cash and due from financial institutions                        $    6,066,803    $    2,968,278
Interest-bearing deposits in other financial institutions -
  short-term                                                        20,933,322         7,956,221
                                                                --------------    --------------
     Cash and cash equivalents                                      27,000,125        10,924,499

Trading securities                                                     756,625           989,800
Securities available for sale                                       41,143,033        56,401,791
Loans receivable, net of allowance for loan
  losses of $2,973,457 in 1997 and $2,670,322 in 1996              310,522,161       296,080,410
Federal Home Loan Bank stock at cost                                 4,640,900         4,640,900
Loans held for sale                                                    889,367         1,870,570
Accrued interest and dividends receivable                            2,589,365         2,678,024
Premises and equipment, net                                          7,203,686         7,307,659
Other assets                                                         2,484,211         2,379,202
                                                                --------------    --------------
                                                                $  397,229,473    $  383,272,855
                                                                ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing demand deposits                    $    9,943,176    $    7,192,677
         Savings and NOW deposits                                   98,882,369        72,728,251
         Time deposits                                             196,339,722       181,576,182
                                                                --------------    --------------
              Total deposits                                       305,165,267       261,497,110
     Borrowed funds                                                 52,203,351        80,723,708
     Advances from borrowers for taxes and insurance                   828,198           818,524
     Accrued interest payable                                        3,021,590         2,343,611
     Other liabilities                                               2,121,405         2,301,985
                                                                --------------    --------------
                                                                   363,339,811       347,684,938

Stockholders' equity
     Common stock, par value:  $.01 per share; shares
       authorized: 6,000,000; shares issued:  2,123,984;
       shares outstanding:  1997 - 1,882,575 and 1996
       - 1,988,082                                                      21,240            21,240
     Additional paid-in capital                                     20,712,302        20,546,070
     Retained earnings - substantially restricted                   18,367,609        18,481,335
     Net unrealized depreciation on securities available for
       sale, net of tax of $76,863 in 1997 and $289,492 in 1996       (129,204)         (486,626)
     Less:   Treasury stock, 241,409 and 135,902 shares
                at cost at June 30, 1997 and 1996                   (4,039,766)       (2,152,190)
             Unearned ESOP shares                                     (610,542)         (776,032)
             Unearned compensation                                    (431,977)          (45,880)
                                                                 -------------    --------------
                                                                    33,889,662        35,587,917
                                                                 -------------    --------------
                                                                 $ 397,229,473    $  383,272,855
                                                                 =============    ==============

--------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                PERPETUAL MIDWEST FINANCIAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    Years ended June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                           1997                1996                1995
                                                           ----                ----                ----
Interest and dividend income
     Loans receivable, including fees               $    25,315,842     $    21,744,188     $    15,411,917
     Trading securities                                      52,323              58,842              43,602
     Securities available for sale                        3,472,804           3,564,100           3,894,383
     Securities held to maturity                                  -             675,455           2,432,906
     Other                                                  788,199           1,031,795             441,327
                                                    ----------------    ----------------    ----------------
                                                         29,629,168          27,074,380          22,224,135
Interest expense
     Deposits                                            14,846,677          12,741,281          10,194,817
     Borrowed funds                                       4,132,749           5,325,170           4,253,353
                                                    ----------------    ----------------    ----------------
                                                         18,979,426          18,066,451          14,448,170
                                                    ----------------    ----------------    ----------------
Net interest income                                      10,649,742           9,007,929           7,775,965

Provision for loan losses                                 1,415,500             210,000               4,065
                                                    ----------------    ----------------    ----------------
Net interest income after provision for loan
  losses                                                  9,234,242           8,797,929           7,771,900

Noninterest income
     Loan servicing fees, net                               370,771             428,757             483,024
     Net realized gains (losses) on sales
       of securities available for sale                      19,552            (161,358)           (190,529)
     Net gains on sales of loans held for sale              343,773             409,956              82,680
     Net trading securities gains (losses)                  101,787                (658)             35,495
     Other                                                1,021,862             675,174             791,974
                                                    ----------------    ----------------    ----------------
                                                          1,857,745           1,351,871           1,202,644
Noninterest expense
     Salaries and employee benefits                       3,480,230           3,264,164           3,246,031
     Occupancy and equipment                              1,551,240           1,399,938           1,185,613
     SAIF deposit insurance premium                       1,836,222             539,012             489,315
     Net (gains) losses on foreclosed assets                 21,557             (15,687)            (39,620)
     Other                                                3,417,104           2,559,656           1,877,218
                                                    ----------------    ----------------    ----------------
                                                         10,306,353           7,747,083           6,758,557
                                                    ----------------    ----------------    ----------------
Income before income taxes                                  785,634           2,402,717           2,215,987

Income tax expense                                          319,000             908,996             875,239
                                                    ----------------    ----------------   -----------------
Net income                                          $       466,634     $     1,493,721    $      1,340,748
                                                    ================    ================   =================
Earnings per common and common
  equivalent share - primary                        $           .24     $           .74    $            .65

Earnings per share - fully diluted                  $           .24     $           .74    $            .65

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                                             Net Unrealized
                                                                                             Depreciation on
                                                                                               Securities
                                                                 Additional                   Available for
                                                   Common          Paid-in       Retained       Sale, Net       Treasury
                                                    Stock          Capital       Earnings        of Tax           Stock
                                                    -----          -------       --------        ------           -----
Balance at June 30, 1994                       $      21,240  $  20,408,600  $  16,107,550   $    (586,255) $           -

   Effect of contribution to fund ESOP                     -              -              -               -              -
   Market adjustment of ESOP shares                        -         12,150              -               -              -
   Amortization of RRP contribution                        -              -              -               -              -
   Purchase of 36,900 shares of treasury stock             -              -              -               -       (511,717)
   Net change in unrealized depreciation
     on securities available for sale, net of
     tax of $178,599                                       -              -              -         300,219              -
   Net income                                              -              -      1,340,748               -              -
                                               -------------  -------------  -------------   -------------  -------------
Balance at June 30, 1995                              21,240     20,420,750     17,448,298        (286,036)      (511,717)

   Effect of contribution to fund ESOP                     -              -              -               -              -
   Market adjustment of ESOP shares                        -         97,949              -               -              -
   Amortization of RRP contribution                        -              -              -               -              -
   Tax effect of stock plans                               -         27,371              -               -              -
   Purchase of 99,002 shares of treasury stock             -              -              -               -     (1,640,473)
   Net change in unrealized depreciation
     on securities available for sale,
     net of tax of $(119,330)                              -              -              -        (200,590)             -
   Cash dividends paid  - $.225 per share                  -              -       (460,684)              -              -
   Net income                                              -              -      1,493,721               -              -
                                               -------------  -------------  -------------   -------------  -------------
Balance at June 30, 1996                              21,240     20,546,070     18,481,335        (486,626)    (2,152,190)

   Effect of contribution to fund ESOP                     -              -              -               -              -
   Market adjustment of ESOP shares                        -        158,629              -               -              -
   Amortization of RRP contribution                        -              -              -               -              -
   Tax effect of stock plans                               -         40,906              -               -              -
   Purchase of 138,307 shares of treasury stock            -              -              -               -     (2,506,029)
   Issuance of 5,000 shares from treasury stock
     in connection with exercise of stock options          -        (47,500)             -               -         97,500
   Issuance of 27,800 shares from treasury stock
     in connection with RRP award                          -         14,197              -               -        520,953
   Net change in unrealized depreciation
     on securities available for sale, net of tax
     of $212,629                                           -              -              -         357,422              -
   Cash dividends paid  - $.30 per share                   -              -       (580,360)              -              -
   Net income                                              -              -        466,634               -              -
                                               -------------  -------------  -------------   -------------  -------------
Balance at June 30, 1997                       $      21,240  $  20,712,302  $  18,367,609   $    (129,204) $  (4,039,766)
                                               =============  =============  =============   =============  =============



                                                   Unearned       Unearned          Total
                                                    ESOP          Compen-      Stockholders'
                                                   Shares         sation          Equity
                                                   ------         ------          ------

Balance at June 30, 1994                       $  (1,044,917) $   (350,642) $  34,555,576

   Effect of contribution to fund ESOP               107,793             -        107,793
   Market adjustment of ESOP shares                        -             -         12,150
   Amortization of RRP contribution                        -       238,392        238,392
   Purchase of 36,900 shares of treasury stock             -             -       (511,717)
   Net change in unrealized depreciation
     on securities available for sale, net of
     tax of $178,599                                       -                      300,219
   Net income                                              -             -      1,340,748
                                               -------------  ------------  -------------
Balance at June 30, 1995                            (937,124)     (112,250)    36,043,161

   Effect of contribution to fund ESOP               161,092             -        161,092
   Market adjustment of ESOP shares                        -             -         97,949
   Amortization of RRP contribution                        -        66,370         66,370
   Tax effect of stock plans                               -             -         27,371
   Purchase of 99,002 shares of treasury stock             -             -     (1,640,473)
   Net change in unrealized depreciation
     on securities available for sale,
     net of tax of $(119,330)                              -             -       (200,590)
   Cash dividends paid  - $.225 per share                  -             -       (460,684)
   Net income                                              -             -      1,493,721
                                               -------------  ------------  -------------

Balance at June 30, 1996                            (776,032)      (45,880)    35,587,917

   Effect of contribution to fund ESOP               165,490             -        165,490
   Market adjustment of ESOP shares                        -             -        158,629
   Amortization of RRP contribution                        -       149,053        149,053
   Tax effect of stock plans                               -             -         40,906
   Purchase of 138,307 shares of treasury stock            -             -     (2,506,029)
   Issuance of 5,000 shares from treasury stock
     in connection with exercise of stock options          -             -         50,000
   Issuance of 27,800 shares from treasury stock
     in connection with RRP award                          -      (535,150)             -
   Net change in unrealized depreciation
     on securities available for sale, net of tax
     of $212,629                                           -             -        357,422
   Cash dividends paid  - $.30 per share                   -             -       (580,360)
   Net income                                              -             -        466,634
                                                ------------  ------------  -------------

Balance at June 30, 1997                      $     (610,542) $   (431,977) $  33,889,662
                                                =============  =============  =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                                                  1997             1996             1995
                                                                  ----             ----             ----
Cash flows from operating activities
     Net income                                            $    466,634        $  1,493,721     $  1,340,748
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation                                           743,397             667,612          610,661
         Amortization of:
              Unearned compensation                             149,053              66,370          238,392
              Premiums and discounts on securities, net         405,977             692,964          828,197
              Excess servicing fees receivable                   18,649             (65,468)          21,791
         Provision for loan losses                            1,415,500             210,000            4,065
         (Gains) losses on sales of:
              Securities available for sale                     (19,552)            161,358          190,529
              Loans held for sale                              (343,773)           (409,956)         (82,680)
              Foreclosed assets, net                             21,557             (15,687)         (39,620)
         Purchase of:
              Trading securities                               (453,750)           (222,909)        (371,821)
              Net trading securities (gains) losses            (101,787)                658          (35,495)
         Proceeds from sales and maturities of:
              Trading securities                                788,712                   -          104,750
              Loans originated for sale                      27,233,080          29,087,202        8,338,481
         Origination of loans held for sale                 (25,908,104)        (29,489,359)      (3,762,101)
         Federal Home Loan Bank stock dividend                        -             (90,900)               -
         Market adjustment of ESOP shares                       158,629              97,949           12,150
         ESOP expense                                           165,490             161,092          107,793
         Change in:
              Accrued interest and dividends receivable          88,659            (232,751)        (448,184)
              Accrued expenses and other liabilities            497,399              99,997        1,524,261
              Other assets                                     (215,187)            330,882          831,425
                                                           -------------       -------------     ------------
                  Total adjustments                           4,643,949           1,049,054        8,072,594
                                                           -------------       -------------     ------------
                      Net cash from operating activities      5,110,583           2,542,775        9,413,342

--------------------------------------------------------------------------------
                                  (Continued)

                PERPETUAL MIDWEST FINANCIAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    Years ended June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


                                                                      1997             1996             1995
                                                                      ----             ----             ----
Cash flows from investing activities
     Proceeds from:
         Sales of securities available for sale               $     44,982,204  $    47,505,854  $     24,327,841
         Maturities and principal payments of
           securities available for sale                            17,115,508       10,295,986         6,665,003
         Maturities and principal payments of
           securities held to maturity                                       -        4,914,146        12,196,649
         Sales of foreclosed assets                                    629,405          198,915            20,259
     Purchase of:
         Securities available for sale                             (46,655,328)     (27,902,971)       (8,598,038)
         Securities held to maturity                                         -                -        (3,598,874)
         FHLB stock                                                          -          (50,000)       (1,898,400)
         Loans receivable                                           (7,239,182)     (24,399,734)      (29,686,657)
         Premises and equipment, net                                  (639,424)      (1,752,565)         (691,495)
     Net change in loans                                            (9,349,225)     (44,795,743)      (75,715,810)
     Net change in long-term interest-bearing
       deposits in other financial institutions                              -        3,000,000        (3,000,000)
                                                               ----------------  --------------- -----------------
         Net cash from investing activities                         (1,156,042)     (32,986,112)      (79,979,522)

Cash flows from financing activities
     Purchase of shares of treasury stock                           (2,506,029)      (1,640,473)         (511,717)
     Cash dividends paid                                              (580,360)        (460,684)                -
     Effect of treasury stock issued
       for stock plans                                                  50,000                -                 -
     Proceeds from Federal Home Loan Bank
       advances                                                     15,000,000       31,000,000        61,049,629
     Repayment of Federal Home Loan Bank
       advances                                                    (43,500,000)     (27,500,000)      (10,000,000)
     Net change in:
         Deposits                                                   43,668,157       30,657,000        22,810,538
         Other borrowed funds                                          (20,357)         123,194                 -
         Advances from borrowers for taxes
           and insurance                                                 9,674           66,422           237,132
                                                              -----------------  --------------    ----------------
              Net cash from financing activities                    12,121,085       32,245,459        73,585,582
                                                              -----------------  ---------------   ----------------

Net change in cash and cash equivalents                             16,075,626        1,802,122         3,019,402

Cash and cash equivalents at beginning of period                    10,924,499        9,122,377         6,102,975
                                                              -----------------  ---------------   ---------------
Cash and cash equivalents at end of period                    $     27,000,125   $   10,924,499    $    9,122,377
                                                              =================  ===============   ===============


--------------------------------------------------------------------------------

                                  (Continued)

                PERPETUAL MIDWEST FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                      1997             1996           1995
                                                                      ----             ----           ----
Supplemental disclosures of cash flow information
     Cash paid (refunded) during the period for
         Interest                                             $   18,301,447     $  18,047,050    $  13,121,164
         Income taxes                                                493,000           906,200         (531,000)

Supplemental schedule of noncash investing activities
    Transfer from:
         Trading securities to securities
           held to maturity                                                -                 -        2,253,019
         Securities held to maturity to
           securities available for sale                                   -        37,800,287                -
         Loans receivable to loans held for sale                           -                 -        4,336,255
     Assets acquired in settlement of loans                        1,181,156           286,443           60,503
     Loans originated from sale of assets
       acquired in settlement of loans                               450,000                 -          469,320








--------------------------------------------------------------------------------

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                PERPETUAL MIDWEST FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: Perpetual Midwest Financial, Inc. is a bank holding company located in Cedar Rapids, Iowa and owns all the outstanding stock of Perpetual Savings Bank, a Federal Savings Bank ("the Bank"). The accompanying consolidated financial statements include the accounts of Perpetual Midwest Financial, Inc. and its wholly-owned subsidiary (together referred to as "the Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of Operations and Industry Segment Information: The Bank operates in the single industry of banking, including granting loans (primarily real estate loans), taking in deposits, and other banking activities. This accounts for more than 90% of the Bank's revenues, operating income and assets.

Use of Estimates: To prepare consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain Significant Estimates: Areas involving the use of management's estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair values of securities and other financial instruments, the determination and carrying value of impaired loans, the carrying value of loans held for sale, the carrying value of other real estate, the determination of other-than-temporary reductions in the fair value of securities, recognition and measurement of loss contingencies, depreciation of premises and equipment and the carrying value and amortization of loan servicing rights. Estimates that are more susceptible to change in the near term include the allowance for loan losses, securities valuations, the carrying value of loans held for sale, and the realization of deferred tax assets.

Vulnerability Due to Certain Concentrations: Management is of the opinion that no concentrations exist that make the Corporation vulnerable to the risk of near-term severe impact.

Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company's cash on hand, amounts due from financial institutions and short-term interestbearing deposits in other financial institutions. The Company reports net cash flows for customer loan transactions, deposit transactions, short-term borrowed funds, advances from borrowers for taxes and insurance, and long-term interest-bearing time deposits in other financial institutions.


--------------------------------------------------------------------------------

                                  (Continued)

                PERPETUAL MIDWEST FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: The Company classifies securities into held to maturity, available for sale and trading categories. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains and losses included in earnings. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

In November 1995, the Financial Accounting Standards Board ("FASB") issued its Special Report, "A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities ("Guide")." As permitted by the Guide, on December 31, 1995, the Corporation made a one-time reassessment and transferred securities from the held to maturity portfolio to the available for sale portfolio. At the date of transfer, these securities had an amortized cost of $37.8 million and the transfer increased the unrealized loss on securities available for sale by $828,000 and shareholders' equity by $519,000, net of tax of $309,000.

Realized gains and losses resulting from the sale of securities are computed by the specific identification method. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. Premiums and discounts are recognized in interest income using the interest method over the period of maturity.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

Loans Receivable: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.


--------------------------------------------------------------------------------

                                  (Continued)

                PERPETUAL MIDWEST FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Discounts on mortgage loans are amortized to income using the level yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the level yield method over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment experience.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process periodically review the Company's allowance for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 were adopted effective July 1, 1995 and require recognition of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. The effect of adopting these standards was not material to the consolidated financial statements.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of a borrower's operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Commercial and mortgage loans placed on nonaccrual are often considered for impairment. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and non-performing and past-due asset disclosures.


--------------------------------------------------------------------------------

                                  (Continued)

                PERPETUAL MIDWEST FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


Interest income on loans is accrued over the term of the loans based upon the principal outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower has the ability to make contractual interest and principal payments, in which case the loan is returned to accrual status. Under SFAS No. 114 as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as a component of the provision for loan losses.

Foreclosed Real Estate: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition, establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. Valuations are periodically performed by management and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs. Foreclosed real estate amounted to approximately $97,000 and $0 at June 30, 1997 and 1996, and is included in other assets in the consolidated balance sheets.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Stock Compensation: Expense for employee compensation under stock option plans is based on Accounting Principles Board Opinion 25, with expense reported only if options are granted below market price at grant date. If applicable, disclosures of net income and earnings per share are provided as if the fair value method of SFAS No. 123 was used for stock-based compensation.

--------------------------------------------------------------------------------

                                  (Continued)

                PERPETUAL MIDWEST FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Land and land improvements are carried at cost. Buildings, leasehold improvements, furniture and equipment, and automobiles are carried at cost, less accumulated depreciation and amortization. Buildings, furniture and equipment, and automobiles are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases. These assets are reviewed for impairment under SFAS No. 121 when events indicate the carrying amount may not be recoverable.

Recognition of Gains and Losses on the Sale of Loans: Loans sold on a net yield basis, with servicing rights and obligations retained by the Company, result in the recognition of gains or losses at the time of sale. The Company uses the purchaser's normal servicing fee in computing these gains and losses. The resulting premiums or discounts, if any, are amortized or accreted into income over the estimated lives of the loans sold using the level yield method.

Loan Servicing Rights: The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," as of July 1, 1995. The cost of loan servicing rights acquired is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value.

When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated life using the level yield method. The remaining excess servicing receivable is amortized over the estimated life using a method approximating the interest method.

Quoted market prices are not available for the excess servicing receivables. Thus, the cost of loan servicing rights purchased, the excess servicing fees receivable, and the amortization thereon is periodically evaluated in relation to estimated future net servicing revenues, taking into consideration changes in interest rates, current prepayment rates, and expected future cash flows. The Company evaluates the carrying value of the servicing portfolio by estimating the future net servicing income of the portfolio based on management's best estimate of remaining loan lives discounted at the original discount rate. The impact of the adoption was not material to the Company's consolidated financial statements.



--------------------------------------------------------------------------------

                                  (Continued)

Employee Stock Ownership Plan: The Company accounts for its employee stock ownership plan ("ESOP") in accordance with AICPA Statement of Position 93-6. The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the consolidated balance sheets as a reduction of shareholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unearned ESOP shares are reflected as a reduction of debt and accrued interest.

Shares are considered outstanding for earnings per share calculations as they are committed to be released; unearned ESOP shares are not considered outstanding.

Federal Home Loan Bank System: The Bank is a member of the Federal Home Loan Bank System and is required to invest in capital stock of the Federal Home Loan Bank ("FHLB"). The amount of the required investment is based upon the balance of the Bank's outstanding home mortgage loans or advances from the FHLB and is carried at cost plus the value assigned to stock dividends.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Financial Instruments with Off-Balance-Sheet Risk: The Company, in the normal course of business, makes commitments to extend credit which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed separately.

Earnings Per Share: Earnings per common share is computed by dividing net income by the weighted average number of shares of common shares outstanding and common shares which would arise from considering dilutive stock options, less ESOP shares not committed to be released. The weighted-average number of shares outstanding for the calculation of earnings per common share ("EPS") is as follows:


--------------------------------------------------------------------------------

                                  (Continued)

                PERPETUAL MIDWEST FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                              1997              1996                1995
                              ----              ----                ----

     Primary                  1,915,528          2,019,663         2,059,541
     Fully diluted            1,916,504          2,022,093         2,074,476

Reclassifications: Some items in the prior consolidated financial statements have been reclassified to conform with the current presentation.

NOTE 2 - SECURITIES

Trading securities are presented on the consolidated balance sheets at fair value. The fair value of trading securities at June 30 is as follows:

                                                         1997            1996
                                                         ----            ----
     Debt securities
         Municipal bonds                          $           -     $      28,928
         Corporate note                                  12,500            21,250
                                                  -------------     -------------
             Total debt securities                       12,500            50,178

     Equity securities
             Preferred stock                            365,750           574,469
             Common stock                               378,375           365,153
                                                  -------------     -------------
                Total equity securities                 744,125           939,622
                                                  -------------     -------------
                   Total trading securities       $     756,625     $     989,800
                                                  =============     =============

Year end securities were as follows:

                                                             Gross            Gross
                                         Amortized        Unrealized       Unrealized           Fair
                                           Cost              Gains           Losses             Value
                                           ----              -----           ------             -----
Available for sale - 1997
     U.S. Government and agency     $     28,970,082  $         7,044   $       (98,556) $    28,878,570
     Corporate bond                                -                -                 -                -
     Structured notes                        500,000                -            (2,010)         497,990
     Mortgage-backed                      11,467,718              579          (123,499)      11,344,798
     Equity                                  411,300           10,375                 -          421,675
                                    ----------------  ---------------   ---------------  ---------------
                                    $     41,349,100  $        17,998   $      (224,065) $    41,143,033
                                    ================  ===============   ===============  ===============

--------------------------------------------------------------------------------

                                  (Continued)

                PERPETUAL MIDWEST FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995
--------------------------------------------------------------------------------
NOTE 2 - SECURITIES (Continued)

                                                           Gross           Gross
                                        Amortized       Unrealized      Unrealized       Fair
                                          Cost             Gains          Losses         Value
                                          ----             -----          ------         -----
Available for sale - 1996
     U.S. Government and agency      $    21,424,748  $   16,505        $ (360,698)    $  21,080,555
     Corporate bond                          100,000           -                 -           100,000
     Structured notes                      2,493,320           -           (30,125)        2,463,195
     Mortgage-backed                      32,748,541      55,361          (451,786)       32,352,116
     Equity                                  411,300           -            (5,375)          405,925
                                     ---------------  ----------        -----------    -------------
                                     $    57,177,909  $   71,866        $ (847,984)    $  56,401,791
                                     ===============  ==========        ===========    ============

The amortized cost and fair value of debt securities by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              ----------June 30, 1997----------
                                                 Amortized           Fair
                                                   Cost              Value
                                                   ----              -----
Due in one year or less                       $     4,998,870  $      4,993,820
Due after one year through five years              24,471,212        24,382,740
Mortgage-backed securities                         11,467,718        11,344,798
                                              ---------------  ----------------
                                              $    40,937,800  $     40,721,358
                                              ===============  ================

Detail activity from sales of securities available for sale:

                                      Proceeds       Gross Gains    Gross Losses
                                      --------       -----------    ------------
 Year ended June 30, 1997      $    44,982,204     $   87,650       $   68,098
 Year ended June 30, 1996           47,505,854         31,958          193,316
 Year ended June 30, 1995           24,327,841         75,843          266,372

The Company did not sell any securities held to maturity during the years ended June 30, 1997, 1996 and 1995.

Securities available for sale with carrying value of approximately $5,318,000 and $6,939,000 as of June 30, 1997 and 1996, were pledged as collateral for FHLB advances and for purposes required or permitted by law.


--------------------------------------------------------------------------------

                                  (Continued)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE, NET

Year end loans were as follows:

                                                        1997                 1996
                                                        ----                 ----
     Residential real estate                     $     127,492,187    $     129,875,553
     Commercial and other real estate                   95,238,234           80,372,944
     Construction                                       22,052,921           21,020,127
                                                 ------------------   ------------------
                                                       244,783,342          231,268,624

     Loans in process                                   (8,459,796)          (5,991,718)
     Unearned discounts                                    (37,318)             (67,903)
     Net deferred loan origination fees                   (447,118)            (466,209)
                                                 ------------------   ------------------
                                                       235,839,110          224,742,794

     Home equity and second mortgage                    27,049,704           21,988,462
     Home improvement                                    2,092,083            1,686,328
     Automobile                                         27,885,975           28,831,242
     Credit cards                                        4,380,648            3,617,654
     Commercial                                         13,126,590           15,561,895
     Other                                               2,985,687            1,905,682
                                                 ------------------   ------------------
                                                        77,520,687           73,591,263

     Unamortized premiums                                  113,112              239,044
     Net deferred loan origination costs                    22,709              177,631
                                                 ------------------   ------------------
                                                        77,656,508           74,007,938

     Allowance for loan losses                          (2,973,457)          (2,670,322)
                                                 ------------------   ------------------
                                                 $     310,522,161    $     296,080,410
                                                 ==================   ==================

Activity in the allowance for loan losses was as follows:


                                         1997              1996               1995
                                         ----              ----               ----
Balance at beginning of year       $    2,670,322     $    2,686,360    $    2,482,150
Provision charged to income             1,415,500            210,000             4,065
Charge-offs                            (1,293,497)          (293,926)         (111,546)
Recoveries                                181,132             67,888           311,691
                                   ---------------    ---------------   ---------------
Balance at end of year             $    2,973,457     $    2,670,322    $    2,686,360
                                   ===============    ===============   ===============

--------------------------------------------------------------------------------

                                  (Continued)

--------------------------------------------------------------------------------

Impaired loans were as follows.

                                                                      1997               1996
                                                                      ----               ----
     Year end loans with no allowance for loan losses allocated   $     324,024    $      388,044
     Year end loans with allowance for loan losses allocated          2,135,457         2,932,147
     Amount of the allowance allocated                                  531,686         1,114,516
     Average of impaired loans during the year                        3,099,389         3,350,932
     Interest income recognized during impairment                       229,304           293,242
     Cash-basis interest income recognized                              227,352           267,099


NOTE 4 - SECONDARY MORTGAGE MARKET OPERATIONS

The Company's secondary mortgage market activities for the years ended June 30 are as follows:


                                               1997              1996               1995
                                               ----              ----               ----
Loan servicing fees, net                 $      370,771     $      428,757    $      483,024
Net gains on sales of mortgage loans            343,773            409,956            82,680
                                         --------------     --------------    --------------
                                                714,544            838,713           565,704
Operating expenses                              111,437            110,243           103,000
                                         --------------     --------------    --------------
     Operating profit from secondary
       mortgage market activities        $      603,107     $      728,470    $      462,704
                                         ==============     ==============    ==============
Origination of loans held for sale       $   25,908,104     $   29,489,359    $    3,762,101

Proceeds from sales of loans
  originated for sale                    $   27,233,080     $   29,087,202    $    8,338,481

Loans held for sale at year end          $      889,367     $    1,870,570    $    1,058,457

At June 30, 1997, mortgage loans sold with recourse had remaining principal balances of approximately $9.6 million. Of that amount, $3.3 million represented whole loan sales completed in 1984 and 1990, and $6.3 million represented the Bank's obligation to repurchase loans sold on an ongoing basis to a mortgage loan broker, should they become 90 days delinquent within six months of origination and sale.

--------------------------------------------------------------------------------

                                  (Continued)

--------------------------------------------------------------------------------

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at June 30 are as follows:

                                                                 1997                1996
                                                                 ----                ----
     Mortgage loans underlying pass-through securities
         FNMA                                              $      11,835,717   $     14,516,005
         FHLMC                                                     5,546,906          6,800,636
     Mortgage loan portfolios serviced for
         FNMA                                                     84,903,772         93,147,308
         Other investors                                          15,707,499         18,387,716
                                                           -----------------   ----------------
                                                           $     117,993,894   $    132,851,665
                                                           =================   ================

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $983,000 and $1,088,000 at June 30, 1997 and 1996.

The Company does not securitize loans into mortgage-backed and related securities.


NOTE 5 - PREMISES AND EQUIPMENT, NET

Premises and equipment are stated at cost, less accumulated depreciation, and consist of the following at June 30:

                                             1997                 1996
                                             ----                 ----

     Land and land improvements        $       2,013,460    $      1,919,278
     Buildings                                 4,999,054           4,866,999
     Furniture and equipment                   4,153,584           3,791,848
     Leasehold improvements                      294,303             294,303
     Automobiles                                  85,129             104,749
                                       ------------------   -----------------
                                              11,545,530          10,977,177
     Accumulated depreciation                 (4,341,844)         (3,669,518)
                                       ------------------   -----------------
                                       $       7,203,686    $      7,307,659
                                       ==================   =================


--------------------------------------------------------------------------------

                                  (Continued)

--------------------------------------------------------------------------------


NOTE 6 - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more was approximately $10,994,000 and $9,062,000 at June 30, 1997 and 1996.

At June 30, 1997 scheduled maturities of time deposits are as follows:

              1998                        $    110,677,567
              1999                              47,579,131
              2000                              21,007,548
              2001                               6,372,704
              2002 and thereafter               10,702,772
                                          ----------------
                                          $    196,339,722
                                          ================

NOTE 7 - BORROWED FUNDS

Borrowed funds at June 30 are summarized as follows:
                                         1997                1996
                                         ----                ----
FHLB                               $     52,000,000    $     80,500,000
U.S. Treasury demand notes                  203,351             223,708
                                   ----------------    ----------------
                                   $     52,203,351    $     80,723,708
                                   ================    ================

The Bank has a $20.0 million open line-of-credit with the Federal Home Loan Bank of Des Moines, Iowa for which no amounts were outstanding at June 30, 1997 or 1996. The interest rate on the line-of-credit was 6.90% at June 30, 1997.

Advances from the Federal Home Loan Bank of Des Moines consist of the following:

                              Weighted Average
   Maturity                    Interest Rate                       Amount
   --------                    -------------                       ------
     1998                          5.79%                      $     29,500,000
     1999                          5.78%                             9,500,000
     2000                          6.14%                             2,000,000
     2001                          6.32%                             3,000,000
     2002                          6.44%                             4,000,000
  Thereafter                       6.57%                             4,000,000
                                                              ----------------
                                                              $     52,000,000
                                                              ================

--------------------------------------------------------------------------------

                                  (Continued)

--------------------------------------------------------------------------------

Interest expense on borrowed funds for the years ended June 30 is summarized as follows:

                                              1997               1996               1995
                                              ----               ----               ----
         Advances from the FHLB          $    4,119,176    $     5,301,540    $    4,252,150
         Other                                   13,573             23,630             1,203
                                         --------------    ---------------    --------------
                                         $    4,132,749    $     5,325,170    $    4,253,353
                                         ==============    ===============    ==============

The funds borrowed under the open line-of-credit and advances from Federal Home Loan Bank are collateralized by the stock in the Federal Home Loan Bank, mortgage-backed and related securities and sufficient real estate loans to at least equal 150% of the total advances outstanding and line of credit available under the agreement.


NOTE 8 - EMPLOYEE BENEFIT PLANS

Deferred Compensation Agreements: The Bank has entered into deferred compensation agreements with certain current and former directors and former executives which provide benefits payable at age sixty-five or upon their retirement from the Bank, whichever is later, or if they become totally disabled. Under certain circumstances, benefits are payable to a surviving beneficiary. The present value of the estimated liability under the agreements is included in other liabilities. The deferred compensation charged to expense totaled approximately $(50,000), $5,000 and $9,000 for the years ended June 30, 1997, 1996 and 1995. The reduction in expense for 1997 was the result of redemption of three of the agreements, which reduced the accrued liability. At June 30, 1997 and 1996, the accrued liability for the deferred compensation agreements was approximately $728,000 and $1,140,000. To fund the benefits that will be payable under these plans, life insurance on the participants was purchased. The cash surrender value of such insurance at June 30, 1997 and 1996 was $563,000 and $500,000 and is included in other assets.

Employee Stock Ownership and 401(k) Profit Sharing Plan: In conjunction with the Bank's conversion, the Company established an Employee Stock Ownership Plan
(ESOP) for eligible employees. All employees of the Bank as of January 1, 1994, were eligible to participate immediately in the ESOP. All employees of the Bank hired after January 1, 1994 were eligible to participate in the ESOP after they attained age 21 and completed one year of service during which they worked at least 1,000 hours. The ESOP borrowed funds in the amount of $1,071,710 from the Company to purchase 107,171 shares of common stock issued in the conversion. Collateral for the loan was the common stock purchased by the ESOP. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of ten years at a fixed interest rate of 7%. The borrowing is payable in quarterly principal payments of $26,793 plus interest.


--------------------------------------------------------------------------------

                                  (Continued)

--------------------------------------------------------------------------------

On August 29, 1994, and effective retroactively to January 1, 1994, the Bank merged the Perpetual Midwest Financial, Inc. Employee Stock Ownership Plan and the Perpetual Savings Bank, FSB 401(k) Profit Sharing Plan. The merged Plan is known as the Perpetual Midwest Financial, Inc. Employee Stock Ownership and 401(k) Profit Sharing Plan (the "Plan"). The merged plan is intended to be a qualified retirement plan under Internal Revenue Code Sections 401(a), 401(k), 409 and 4975. It is the intent of the Company's management to operate the Plan in essentially the same manner as the Perpetual Midwest Financial, Inc. Employee Stock Ownership Plan and the Perpetual Savings Bank, FSB 401(k) Profit Sharing Plan were operated prior to the merger.

Contributions to the Plan and shares released from the suspense account in an amount proportional to the repayment of the former ESOP loan are allocated among Plan participants on the basis of compensation in the year of allocation. Benefits generally become 100% vested after three years of credited service. Benefits may be payable in the form of stock or cash upon termination of employment. The Bank's contributions to the Plan are not fixed, so benefits payable under the Plan cannot be estimated.

On January 1, 1994, the Company adopted the AICPA's Statement of Position 93-6 ("SOP 93-6"), "Employers' Accounting for Employee Stock Ownership Plans." SOP 93-6 requires that the employer record compensation expense in an amount equal to the fair value of shares committed to be released to employees from the Plan. The fair value of unearned plan shares at June 30, 1997 and 1996 was approximately $1,250,000 and $1,403,000.

The Plan shares as of June 30 were as follows:

                                 1997             1996            1995
                                 ----             ----            ----
     Allocated shares           39,019          24,666            8,100
     Unearned shares            65,356          82,505           99,071
                               -------         -------          -------
         Total plan shares     104,375         107,171          107,171
                               =======         =======          =======

At June 30, 1997, the Company had no committed-to-be-released or suspense shares. During the year ended June 30, 1997, 2796 shares were distributed to participants. The amount of compensation expense recognized for the years ended June 30, 1997, 1996 and 1995 for the Plan was approximately $368,000 (comprised of $44,000 for the 401(k) profit sharing portion and $324,000 for the ESOP), $277,000 (comprised of $18,000 for the 401(k) profit sharing portion and $259,000 for the ESOP) and $138,000 (comprised of $18,000 for the 401(k) profit sharing portion and $120,000 for the ESOP).

--------------------------------------------------------------------------------

                                  (Continued)

--------------------------------------------------------------------------------

Recognition and Retention Plans (RRP): In conjunction with the Bank's conversion, the Company established the Recognition and Retention Plans as a method of providing directors, officers and other key employees of the Bank with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. The terms of each RRP will be identical; only the participants and the number of shares awarded to each participant vary. Eligible directors, officers and other key employees of the Company earn (i.e., become vested in) shares of common stock covered by the award at a rate of 20% per year, with the first installment vesting September 28, 1994 and annually on a calendar year basis thereafter.

Pursuant to the RRP, restricted stock awards for shares representing an aggregate of 4.0% of the shares of common stock or 82,800 shares were authorized during the conversion. The Company awarded 53,984 shares as of the conversion date. During the year ended June 30, 1997 the Company awarded 27,800 treasury shares at a fair value of $19.25 per share. Compensation expense for the RRP is recognized on a pro rata basis over the vesting period of the awards. During the year ended June 30, 1997, 1996 and 1995, $149,053, $66,370 and $238,392 were charged to compensation expense for the RRP. The consolidated stockholders' equity is reduced by unearned compensation in the amount of $431,977 and $45,880 at June 30, 1997 and 1996 which represents the unamortized unearned portion of the RRP awards.

Stock Option Plan: The Board of Directors of the Company has adopted the Perpetual Midwest Financial, Inc. 1993 Stock Option and Incentive Plan (the "Option Plan"). The number of options authorized under the plan is 10% or 207,000 shares of common stock issued in the conversion. Directors, officers and employees of the Company and its subsidiary are eligible to participate in the Option Plan. The option exercise price must be at least 100% of the fair market value of the common stock on the date of the grant, and the option term cannot exceed 10 years. Upon conversion, 198,547 options were granted at an exercise price of $10 per share.

Activity in the Option Plan for the years ended June 30 is summarized as follows:


                                           Option
                                          Exercise
                                            Price          1997            1996             1995
                                            -----          ----            ----             ----
     Balance at beginning of year    $     10.00           196,547         198,547         198,547
     Options exercised                     10.00            (5,000)              -               -
     Options forfeited                     10.00           (10,448)         (2,000)              -
                                                          ---------       ---------        -------
     Balance at end of year                                181,099         196,547         198,547
                                                          =========       =========        =======

--------------------------------------------------------------------------------

                                  (Continued)

--------------------------------------------------------------------------------

SFAS No. 123, which became effective for 1996, requires disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. This standard had no impact on the Company in 1997 or 1996 as no new options were granted during the year.


NOTE 9 - INCOME TAXES

The Company and the Bank file consolidated federal income tax returns. Prior to fiscal year 1997, if certain conditions were met in determining taxable income as reported on the consolidated federal income tax return, the Bank was allowed a special bad debt deduction based on a percentage of taxable income (8% for 1996) or on specified experience formulas. The Bank used the percentage-of-taxable-income method for tax returns as of June 30, 1996 and 1995. Tax legislation passed in August 1996 now requires the Bank to deduct a provision for bad debts for tax purposes based on actual loss experience and recapture the excess bad debt reserve accumulated in tax years after 1987. The related amount of deferred tax liability which must be recaptured is approximately $136,000 and is payable over a six year period beginning not later than the tax year ending June 30, 1999.

Income tax expense at June 30 is summarized as follows:

                                                                1997           1996             1995
                                                                ----           ----             ----
     Federal
         Current                                       $       485,488    $    829,684    $    614,436
         Deferred                                             (207,988)        (39,684)        140,264
     State
         Current                                                76,455         141,411          51,325
         Deferred                                              (34,955)        (22,415)         69,214
                                                       ----------------   -------------   ------------
                                                       $       319,000    $    908,996    $    875,239
                                                       ================   =============   ============
The provision for income taxes differs from amounts computed by using the statutory federal income tax rate of 34% at June 30 is as follows:


                                                               1997             1996            1995
                                                               ----             ----            ----
Income tax provision computed at statutory rate        $       267,116    $    816,924    $    753,436
Tax effect of
     State tax, net of federal income tax effect                27,390          78,537          79,566
     Other                                                      24,494          13,535          42,237
                                                       ---------------    ------------    ------------
                                                       $       319,000    $    908,996    $    875,239
                                                       ===============    ============    ============

--------------------------------------------------------------------------------

                                  (Continued)

--------------------------------------------------------------------------------

The tax effects of each type of income and expense item that gave rise to net deferred taxes at June 30 are as follows:

                                                                     1997                1996              1995
                                                                     ----                ----              ----
Deferred tax assets
     Bad debt deduction                                      $      961,000       $      853,816    $       840,644
     Deferred compensation                                          271,581              425,271            444,857
     Net deferred loan fees                                          37,933                    -                  -
     Net unrealized depreciation on securities
       available for sale                                            76,863              289,492            170,162
     Other                                                          182,919              167,822            118,258
                                                             ---------------      ---------------   ----------------
                                                                  1,530,296            1,736,401          1,573,921
Deferred tax liabilities
     Depreciation                                                  (125,170)            (134,309)          (254,810)
     FHLB stock dividend                                           (244,757)            (244,757)          (210,851)
     Fair value adjustment for securities
       and loans held for sale                                      (78,262)            (342,110)          (272,599)
     Other                                                          (51,304)             (14,736)           (16,601)
                                                             ---------------      ---------------   ----------------
                                                                   (499,493)            (735,912)          (754,861)

Valuation allowance                                                       -                    -                  -
                                                             ---------------      ---------------   ----------------
     Net deferred tax asset                                  $    1,030,803       $    1,000,489    $       819,060
                                                             ===============      ===============   ================

Federal income tax laws provide savings banks with additional bad debt deductions through 1987, totaling $3,383,000 for the Bank. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $1,150,000 at June 30, 1997 and 1996. If the Bank were liquidated or otherwise ceases to be a bank or if tax laws were to change, the $1,150,000 would be recorded as expense.


NOTE 10 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED
  EARNINGS

Regulations of the Office of Thrift Supervision limit the amount of dividends and other capital distributions that may be paid by a savings institution without prior approval of the Office of Thrift Supervision. The regulatory restriction is based on a three-tiered system with the greatest flexibility being afforded to well-capitalized (Tier 1) institutions. The Bank is currently a Tier 1 institution. Accordingly, the Bank can make, without prior regulatory approval, distributions during a calendar year up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (the excess over its capital requirements) at the beginning of the calendar year. Accordingly, at June 30, 1997 approximately $6.7 million of the Bank's retained earnings is potentially available for distribution to the Company under this calculation. See also Note 17.

--------------------------------------------------------------------------------

                                  (Continued)

NOTE 11 - OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense amounts are summarized as follows:


                                            1997               1996             1995
                                            ----               ----             ----
Other noninterest income
     Service charges and fees          $      765,151     $      484,490    $    388,055
     Loan late charges                         55,757             44,685          38,804
     Commission income                         65,136             84,680         157,283
     Other                                    135,818             61,319         207,832
                                       --------------     --------------    ------------
                                       $    1,021,862     $      675,174    $    791,974
Other noninterest expense              ==============     ==============    ============
     Advertising and promotion         $      445,571     $      409,449    $    400,087
     Data processing                          655,122            573,177         377,431
     Professional fees                        324,490            251,246         272,212
     Printing, postage,  stationery
       and supplies                           293,813            239,251         175,525
     Other                                  1,698,108          1,086,533         654,963
                                       --------------     --------------    ------------
                                       $    3,417,104     $    2,559,656    $  1,877,218
                                       ==============     ==============    ============

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases the land on which the branch office in Cedar Rapids was constructed. The lease expires on December 31, 1997, but contains five year tenant renewal options through 2007. Remaining payments for 1997 will total approximately $13,000. Future annual rental payments will be adjusted each year according to the increase in the Wholesale Price Index.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitment to make loans is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as it uses for on-balance-sheet items.

Under employment agreements with five of its officers, certain events leading to separation from the Company could result in cash payments totaling $940,000.

--------------------------------------------------------------------------------

                                  (Continued)

The Company had the following commitments outstanding at June 30:


                                                               1997                1996
                                                               ----                ----

     Fixed rate loans                                    $      5,226,000    $     5,487,000
     Variable rate loans                                        3,069,000          6,382,000
     Loans in process                                           8,460,000          5,992,000
     Variable rate unused lines of credit                      18,526,000         21,216,000
     Variable rate unused credit card lines of credit          22,511,000         20,423,000
                                                         ----------------    ---------------
                                                         $     57,792,000    $    59,500,000
                                                         ================    ===============

Fixed rate loan commitments at June 30, 1997 are at rates primarily ranging from 6.75% to 8.5%. These fixed rate loan commitments are primarily for 30 year terms. Rates on variable rate loans range from 7.375% to 8.375% and are tied primarily to the one year Treasury note. Rates on loans in process, unused lines of credit, and unused credit card lines of credit range from 7.125% to 18.9%.

Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items.

At June 30, 1997, the company had outstanding, a commitment to purchase approximately $5.4 million in adjustable rate single family mortgage loans. These loans were primarily three year adjustable rate loans tied to the three year Treasury note, with rates ranging from 6.75% to 9.75%, a net weighted average coupon rate of 7.90%, and a weighted average maturity of 325 months.

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company.


NOTE 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company grants real estate loans, primarily single-family residential loans, and consumer loans, including education, home improvement, mobile home and other consumer loans, primarily in the Cedar Rapids area. Substantially all loans are secured by consumer assets and real estate. Loans secured by real estate mortgages make up approximately 76% of the loan portfolio as of June 30, 1997 and 1996, and are primarily secured by residential mortgages.

--------------------------------------------------------------------------------

                                  (Continued)

The Company's underwriting policies allow mortgage loans to be made for up to 95% of the collateral value, based upon appraised values. All loans with a loan-to-value of greater than 80% are required to carry private mortgage insurance. These loans are collateralized by the underlying properties.


NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and officers of the Company are loan customers. A summary of related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:


         Balance -June 30, 1995              $      999,233
         New loans                                   40,692
         Repayments                                (129,917)
         Other changes                               46,743
                                             ---------------
         Balance - June 30, 1996                    956,751

         New loans                                        -
         Repayments                                 (25,526)
         Other changes                              (58,469)
                                             ---------------
         Balance - June 30, 1997             $      872,756
                                             ===============
Other changes are the result of changes in directors and officers for loans applicable to one reporting period that are excludable from the other reporting period.

--------------------------------------------------------------------------------

                                  (Continued)

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed financial statements for the parent company, Perpetual Midwest Financial, Inc.

                            Condensed Balance Sheets
                             June 30, 1997 and 1996

                                                1997                 1996
                                                ----                 ----
ASSETS
Cash and cash equivalents                 $        739,041    $       192,978
Trading securities                                 756,625            989,800
Securities available for sale                            -            100,000
Investment in the Bank                          31,534,700         30,642,631
Loan to the Bank                                   250,000          1,605,000
Loan to the ESOP                                   610,542            776,032
Loans receivable-real estate                             -          1,343,189
Other assets                                        97,968             22,087
                                          ----------------    ---------------
                                          $     33,988,876    $    35,671,717
                                          ================    ===============
LIABILITIES                               $         99,214    $        83,800

STOCKHOLDERS' EQUITY                            33,889,662         35,587,917
                                          ----------------    ---------------
                                          $     33,988,876    $    35,671,717
                                          ================    ===============

--------------------------------------------------------------------------------

                                  (Continued)

                         Condensed Statements of Income
                          June 30, 1997, 1996 and 1995



                                                        1997              1996               1995
                                                        ----              ----               ----
Income
     Interest income                              $      155,184     $      282,198    $      298,907
     Dividend income                                      47,554             52,593            43,213
     Net trading securities gains (losses)               101,787               (658)           35,495
     Dividends from the Bank                             155,822            997,494                 -
     Net realized gains on sales
       of securities available for sale                   59,375                  -                 -
     Other income                                              -              8,500                 -
                                                  --------------     --------------    --------------
                                                         519,722          1,340,127           377,615
Other expenses                                           458,246            325,458           448,112
                                                  --------------     --------------    --------------

Income (loss) before income tax expense                   61,476          1,014,669           (70,497)

Income tax expense (benefit)                             (36,000)             9,496           (26,300)
                                                  --------------     --------------    --------------

Income (loss) before equity in undistributed
  net income of the Bank                                  97,476          1,005,173           (44,197)

Equity in undistributed net income of the Bank           369,158            488,548         1,384,945
                                                  --------------     --------------    --------------

Net income                                        $      466,634     $    1,493,721    $    1,340,748
                                                  ==============     ==============    ==============

--------------------------------------------------------------------------------

                                  (Continued)

                       Condensed Statements of Cash Flows
                          June 30, 1997, 1996 and 1995



                                                                     1997             1996              1995
                                                                     ----             ----              ----
Cash flows from operating activities
Net income                                                      $      466,634    $    1,493,721   $      1,340,748
Adjustments to reconcile net income to net
  cash from operating activities
Amortization of:
     Unearned compensation                                             149,053            66,370            238,392
     Premiums and discounts on securities, net                               -              (290)           (13,154)
Net trading securities (gains) losses                                 (101,787)              658            (35,495)
Net realized (gains) losses on sales
  of securities available for sale                                     (59,375)                -                  -
Purchase of trading securities                                        (453,750)         (222,909)          (371,821)
Proceeds from sales of trading securities                              788,712                 -            104,750
Equity in undistributed net income of the Bank                        (369,158)         (488,548)        (1,384,945)
Market adjustment of ESOP shares                                       158,629            97,949             12,150
Change in:
     Other assets                                                      (34,974)           54,941              4,888
     Accrued expenses and other liabilities                             15,414            29,357             54,443
                                                                ---------------   ---------------   ----------------
         Net cash from operating activities                            559,398         1,031,249            (50,044)

Cash flows from investing activities
Proceeds from maturity of securities held to maturity                        -           500,000          5,250,000
Purchase of:
     Securities available for sale                                    (100,000)                -           (100,000)
     Securities held to maturity                                             -                 -         (3,483,537)
Proceeds from sales of securities available for sale                   259,375                 -                  -
Repayment on loan to the ESOP                                          165,490           161,092            107,793
Net change in other loans receivable                                 2,698,189            26,811         (2,975,000)
                                                                ---------------   ---------------   ----------------
     Net cash from investing activities                              3,023,054           687,903         (1,200,744)

Cash flows from financing activities
Purchase of shares of treasury stock                                (2,506,029)       (1,640,473)          (511,717)
Cash dividends paid                                                   (580,360)         (460,684)                 -
Effect of treasury stock issued for stock plans                         50,000                 -                  -
                                                                ---------------   ---------------   ----------------
     Net cash from financing activities                             (3,036,389)       (2,101,157)          (511,717)
                                                                ---------------   ---------------   ----------------
Net change in cash and cash equivalents                                546,063          (382,005)        (1,762,505)

Cash and cash equivalents at beginning of period                       192,978           574,983          2,337,488
                                                                ---------------   ---------------  -----------------
Cash and cash equivalents at end of period                      $      739,041    $      192,978   $        574,983
                                                                ===============   ===============  =================

--------------------------------------------------------------------------------

                                  (Continued)

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair values and the related carrying values of the Company's financial instruments at June 30, 1997 and 1996. Items which are not financial instruments are not included.


                                                           1997                               1996
                                                           ----                               ----
                                                Carrying           Estimated        Carrying          Estimated
                                                 Amount           Fair Value         Amount          Fair Value
                                                 ------           ----------         ------          ----------
Financial assets
   Cash and cash equivalents                $     27,000,125  $    27,000,000   $    10,924,499  $    10,924,000
   Trading securities                                756,625          757,000           989,800          990,000
   Securities available for sale                  41,143,033       41,143,000        56,401,791       56,402,000
   FHLB stock                                      4,640,900        4,641,000         4,640,900        4,641,000
   Loans receivable (including loans
     held for sale), net of allowance
     for loan losses                             311,411,528      310,077,593       297,950,980      293,309,000

Financial liabilities
   Noninterest-bearing demand deposits            (9,943,176)      (9,943,000)       (7,192,677)      (7,193,000)
   Savings and NOW deposits                      (98,882,369)     (98,882,000)      (72,728,251)     (72,728,000)
   Time deposits                                (196,339,722)    (196,931,000)     (181,576,182)    (181,885,000)
   Borrowed funds                                (52,203,351)     (52,467,000)      (80,723,708)     (80,158,000)
   Advances from borrowers for taxes
     and insurance                                  (828,198)        (828,000)         (818,524)        (819,000)



For purposes of the above disclosures of estimated fair value, the following assumptions were used as of June 30, 1997 and 1996. The estimated fair value for cash and cash equivalents and FHLB stock is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable is based on estimates of the rate the Company would charge for similar loans at June 30, 1997 and 1996, applied for the time period until estimated repayment.

The estimated fair value for noninterest-bearing demand, savings and NOW deposits and advances from borrowers for taxes and insurance is based on their carrying value. The estimated fair value for time deposits and borrowed funds is based on estimates of the rate the Company would pay on such deposits and borrowed funds at June 30, 1997 and 1996, applied for the time period until maturity. The estimated fair value of other financial instruments (including accrued interest and dividends receivable, accrued interest payable and cash surrender value of life insurance) and off-balance-sheet loan commitments approximates cost at June 30, 1997 and 1996 and is not considered significant to this presentation.


--------------------------------------------------------------------------------

                                  (Continued)

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at June 30, 1997 and 1996, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at June 30, 1997 and 1996, should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.


NOTE 17 - REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.


--------------------------------------------------------------------------------

                                  (Continued)

At year end, the Bank's actual and required capital amounts (in millions) and ratios were:

                                                                                                    Minimum Required
                                                                                                       To Be Well
                                                                         Minimum Required              Capitalized
                                                                            For Capital          Under Prompt Corrective
                                                    Actual               Adequacy Purposes         Action Regulations
                                                    ------               -----------------         ------------------
                                              Amount      Ratio          Amount      Ratio         Amount     Ratio
                                              ------      -----          ------      -----         ------     -----
                                                                                                               <C
1997

Total capital (to risk weighted assets)       $  34.1     12.6%          $ 21.7      8.0%          $ 27.1     10.0%
Tier 1 (core) capital (to risk weighted
  assets)                                     $  31.7     11.7%          $  8.1      3.0%          $ 16.2      6.0%
Tier 1 (core) capital (to adjusted total
  assets)                                     $  31.7      8.0%          $ 11.9      3.0%           N/A         N/A
Tangible capital (to adjusted total assets)   $  31.7      8.0%          $  5.9      1.5%           N/A         N/A
Tier 1 (core) capital (to average assets)     $  31.7      8.0%          $ 15.8      4.0%          $ 19.7      5.0%

1996

Total capital (to risk weighted assets)       $  32.7     12.6%          $ 20.7      8.0%          $ 25.9     10.0%
Tier 1 (core) capital (to risk weighted
  assets)                                     $  31.1     12.0%          $  7.8      3.0%          $ 15.5      6.0%
Tier 1 (core) capital (to adjusted total
  assets)                                     $  31.1      8.2%          $ 11.4      3.0%            N/A        N/A
Tangible capital (to adjusted total assets)   $  31.1      8.2%          $  5.7      1.5%            N/A        N/A
Tier 1 (core) capital (to average assets)     $  31.1      8.4%          $ 14.9      4.0%          $ 18.6      5.0%


The Bank was categorized as well capitalized at year end 1997 and 1996.



--------------------------------------------------------------------------------

                                  (Continued)

NOTE 18 - IMPACT OF NEW ACCOUNTING STANDARDS

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It became effective for some transactions occurring after December 31, 1996 and will be effective for others in 1998. The impact of partial adoption in 1997 was not material to the June 30, 1997 consolidated financial statements and the impact of the complete adoption in 1998 is also not expected to be material to the consolidated financial statements.

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which revised the accounting requirements for calculating earnings per share. Basic earnings per share for the quarter ended December 31, 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has dilution from stock options, the new calculation methods will increase basic earnings per share over what otherwise would have been reported as primary earnings per share, while there will be little effect on fully diluted earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Income tax effects must also be shown. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the results of operations or financial condition of the Company.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the results of operations or financial condition of the Company.



--------------------------------------------------------------------------------

                                  (Continued)

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                   ---------------Year Ended June 30, 1997---------
                                                                 1st           2nd            3rd          4th
     (In thousands, except per share data)                     Quarter       Quarter        Quarter      Quarter
                                                               -------       -------        -------      -------
Interest income                                              $    7,342    $   7,263     $    7,348     $  7,676

Interest expense                                                  4,758        4,708          4,643        4,870
                                                             ----------    ---------     ----------     --------

Net interest income                                               2,584        2,555          2,705        2,806

Provision for loan losses                                           225          552            271          368
                                                             ----------    ---------     ----------     --------

Net interest income after provision for loan losses               2,359        2,003          2,434        2,438

Noninterest income                                                  418          492            465          483

Noninterest expense                                               3,690        2,340          2,186        2,090
                                                             ----------    ---------     ----------     --------

Income before income taxes                                         (913)         155            713          831

Income taxes                                                       (360)          74            279          326
                                                             ----------    ---------     ----------     --------

Net income                                                   $     (553)   $      81     $      434     $    505
                                                             ==========    =========     ==========     ========
Earnings per share                                           $    (0.29)   $    0.04     $     0.22     $   0.27


(Continued)

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                             ---------------Year Ended June 30, 1996--------------
                                                                   1st            2nd           3rd           4th
     (In thousands, except per share data)                       Quarter        Quarter       Quarter       Quarter
                                                                 -------        -------       -------       -------
Interest income                                              $    6,326    $    6,629    $    6,989     $    7,130

Interest expense                                                  4,322         4,510         4,617          4,617
                                                             ----------    ----------    ----------     ----------

Net interest income                                               2,004         2,119         2,372          2,513

Provision for loan losses                                             -            35            30            145
                                                             ----------    ----------    ----------     ----------

Net interest income after provision for loan losses               2,004         2,084         2,342          2,368

Noninterest income                                                  280           327           282            463

Noninterest expense                                               1,852         1,690         1,945          2,260
                                                             ----------    ----------    ----------     ----------

Income before income taxes                                          432           721           679            571

Income taxes                                                        176           285           252            196
                                                             ----------    ----------    ----------     ----------

Net income                                                   $      256    $      436    $      427     $      375
                                                             ==========    ==========    ==========     ==========
Earnings per share                                           $    0.13     $     0.22    $     0.21     $     0.18


--------------------------------------------------------------------------------

                                  (Continued)

NOTE 20 - SAIF DEPOSIT INSURANCE PREMIUM

The deposits of savings associations such as the Bank are insured by the Savings Association Insurance Fund ("SAIF"). A recapitalization plan signed into law on September 30, 1996 provided for a one-time assessment of 65.7 basis points applied to all SAIF deposits as of March 31, 1995. Based on the Bank's deposits as of this date, a one-time assessment of approximately $1.5 million was paid and recorded as SAIF deposit insurance premium expense for the year ended June 30, 1997.


--------------------------------------------------------------------------------

                                  (Continued)

                        PERPETUAL MIDWEST FINANCIAL, INC.
                             STOCKHOLDER INFORMATION

ANNUAL MEETING

The annual meeting of stockholders will be held at 11:00 a.m., October 24, 1997, at the Crowne Plaza Hotel located at 350 First Avenue, N.E., Cedar Rapids, Iowa.

STOCK LISTING

The Company's stock is traded over the counter, on the NASDAQ National Market under the symbol "PMFI".

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

The table below shows the range of high and low bid prices and dividends paid in fiscal 1996 and 1997. These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.


         QUARTER ENDED                    HIGH          LOW        DIVIDENDS
         -------------                    ----          ---        ---------

September 30, 1995.............          $17 3/4      $14 1/4        $ ---

December 31, 1995..............           17 1/2       16 1/4         .075

March 31, 1996.................           17 1/2        16            .075

June 30, 1996..................           17 3/4       16 3/4         .075

September 30, 1996.............            20           17            .075

December 31, 1996..............           22 1/4       18 1/4         .075

March 31, 1997.................           20 1/2       18 3/4         .075

June 30, 1997..................           20 1/2        19            .075


The Board of Directors intends to continue the payment of cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors. Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions. Restrictions on dividend payments are described in Note 10 of the Notes to Consolidated Financial Statements included in this report.

As of June 30, 1997, the Company had approximately 1,430 stockholders of record and 1,882,575 outstanding shares of common stock.

SHAREHOLDERS AND GENERAL INQUIRIES             TRANSFER AGENT

   James L. Roberts                            Carmen Walch, Trust Officer
   Perpetual Midwest Financial, Inc.           First Bankers Trust Company, N.A.
   700 First Avenue, N.E.                      2321 Koch's Lane
   Cedar Rapids, Iowa  52401                   Quincy, Illinois  62301
   (319) 366-1851                              (217) 228-8063

ANNUAL AND OTHER REPORTS

The Company is required to file an annual report on Form 10-KSB for its fiscal year ended June 30, 1997, with the Securities and Exchange Commission. Copies of the Form 10-KSB annual report and the Company's quarterly reports may be obtained without charge by contacting:

         Rick L. Brown, Chief Financial Officer
         Perpetual Midwest Financial, Inc.
         700 First Avenue, N.E.
         Cedar Rapids, Iowa  52401
         (319) 366-1851

                        PERPETUAL MIDWEST FINANCIAL, INC.
                        COMPANY AND CORPORATE INFORMATION



COMPANY AND BANK ADDRESS

   700 First Avenue, N.E.                         Telephone   (319) 366-1851
   Cedar Rapids, Iowa  52401                      Fax         (319) 369-5653


DIRECTORS OF THE BOARD

William C. Fletcher                               Douglas E. Anderson
   Chairman of the Board, Retired President          President of Fidler, Inc., Goshen, Indiana
   and Owner of Rapids Chevrolet, Cedar
   Rapids, Iowa

James L. Roberts                                  Robert H. O'Meara
   President and Chief Executive Officer,            Director and Secretary of Perpetual Midwest
   Cedar Rapids, Iowa                                Financial, Inc., Cedar Rapids, Iowa


Robert C. Tilden
   Retired partner of Simmons, Perrine,           Eugene J. Dowie
   Albright and Ellwood, Cedar Rapids,               Former owner and President of Dowie Outdoor
   Iowa                                              Advertising, Cedar Rapids, Iowa and owner
                                                     and member of the Board of Directors of
                                                     Radio Stations KTOF-FM and KMRY-AM, Cedar
                                                     Rapids, Iowa


PERPETUAL MIDWEST FINANCIAL, INC.
  OFFICERS

James L. Roberts                                  Robert H. O'Meara
   President and Chief Executive Officer            Secretary

Rick L. Brown                                     Janice M. Klein
   Executive Vice President, Chief Financial        Assistant Secretary
   Officer and Treasurer

Herbert E. Musser
   Sr. Vice President and Controller




INDEPENDENT AUDITORS                      CORPORATE COUNSEL                         SPECIAL COUNSEL

Crowe, Chizek and Company LLP             Simmons, Perrine, Albright                Silver, Freedman & Taff, L.L.P.
330 East Jefferson Boulevard               and Ellwood                              1100 New York Avenue, N.W.
South Bend, Indiana  46624                115 3rd Street, S.E.                      Seventh Floor, East Tower
                                          Suite 1200                                Washington, D.C.  20005
                                          Cedar Rapids, Iowa  52401
