Form 10-Q
period 1997-09-30
PERPETUAL MIDWEST FINANCIAL INC
filed 1997-11-12
CIK 916482

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X  No   .
                                                  ---   ---

There were 1,872,925 shares of Common Stock ($0.01 par value) outstanding as of November 3, 1997.



                                    1 of 21

                       PERPETUAL MIDWEST FINANCIAL, INC.

                                     INDEX


PART I.   Financial Information                                        Page No.
          ---------------------                                        --------

          Item 1. Financial Statements

                   Condensed Consolidated Balance Sheets -
                     September 30, 1997 and June 30, 1997                  3

                   Condensed Consolidated Statements of Income -
                     Three Months Ended September 30, 1997
                     and September 30, 1996                                4

                   Consolidated Statement of Changes in Stockholders'
                     Equity - September 30, 1997                           5

                   Condensed Consolidated Statements of Cash Flows -
                     Three Months Ended September 30, 1997
                     and September 30, 1996                               6-7

                   Notes to Condensed Consolidated Financial Statements   8-11


          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   11-20


PART II.  Other Information
          -----------------

          Item 1. Legal Proceedings                                       20

          Item 6. Exhibits and Reports on Form 8-K                        20

          Signatures                                                      21





                                    2 of 21

                       PERPETUAL MIDWEST FINANCIAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                         September 30, 1997      June 30, 1997
                                                                         ------------------     ---------------
                                                                            (Unaudited)

Cash and due from financial institutions                                   $  7,116,490           $   6,066,803
Interest-earning deposits in other financial institutions-short term         12,905,476              20,933,322
                                                                           ------------           -------------
     Cash and cash equivalents                                               20,021,966              27,000,125

Trading securities                                                              617,050                756,625
Securities available for sale                                                33,482,920             41,143,033
Loans receivable, net of allowance for loan losses of $2,873,154
   and $2,973,457 at September 30, 1997 and June 30, 1997                   330,608,876            310,522,161
Federal Home Loan Bank stock at cost                                          4,640,900              4,640,900
Loans held for sale                                                             512,487                889,367
Accrued interest and dividends receivable                                     2,644,926              2,589,365
Premises and equipment, net                                                   7,148,315              7,203,686
Other assets                                                                  1,987,133              2,484,211
                                                                           ------------           ------------
          Total assets                                                     $401,664,573           $397,229,473
                                                                           ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Demand deposits                                                         $  9,526,913           $  9,943,176
   Savings and NOW deposits                                                 103,696,377             98,882,369
   Certificates of deposit                                                  196,916,599            196,339,722
                                                                           ------------           ------------
     Total deposits                                                         310,139,889            305,165,267
Borrowed funds                                                               51,202,151             52,203,351
Advances from borrowers for taxes and insurance                                 306,500                828,198
Accrued interest payable                                                      3,511,399              3,021,590
Other liabilities                                                             2,342,798              2,121,405
                                                                           ------------           ------------
          Total liabilities                                                 367,502,737            363,339,811

Stockholders' equity
   Common stock, $.01 par value, authorized: 6,000,000
     shares; issued: 2,123,984 shares; shares outstanding: 1,873,075
     and 1,882,575 at September 30, 1997 and June 30, 1997                       21,240                 21,240
   Additional paid-in capital                                                20,636,833             20,712,302
   Retained earnings (substantially restricted)                              18,780,424             18,367,609
   Net unrealized depreciation on securities available for sale
     (net of tax of $21,683 and $76,863 for September 30, 1997 and
      June 30, 1997 respectively)                                               (36,449)              (129,204)
   Less:  Treasury stock (250,909 and 241,409 shares at cost at
             September 30, 1997 and June 30, 1997)                           (4,257,781)            (4,039,766)
              Unearned ESOP shares                                             (597,684)              (610,542)
              Unearned compensation                                            (384,747)              (431,977)
                                                                           ------------           ------------
                   Total stockholders' equity                                34,161,836             33,889,662
                                                                           ------------           ------------

          Total liabilities and stockholders' equity                       $401,664,573           $397,229,473
                                                                           ============           ============

     See accompanying notes to condensed consolidated financial statements

                                    3 of 21

                       PERPETUAL MIDWEST FINANCIAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                 Three Months Ended
                                                                         ---------------------------------------
                                                                         September 30, 1997   September 30, 1996
                                                                         ------------------   ------------------
Interest and dividend income
     Loans receivable, including fees                                      $  6,962,317           $ 6,263,757
     Trading securities                                                           7,773                18,507
     Securities available for sale                                              474,730               778,309
     Securities held to maturity                                                  --                    --
     Other                                                                      255,523               282,268
                                                                           ------------           -----------
                                                                              7,700,343             7,342,841

Interest expense
     Deposits                                                                 4,069,499             3,534,427
     Borrowed funds                                                             741,493             1,224,052
                                                                           ------------           -----------
                                                                              4,810,992             4,758,479
                                                                           ------------           -----------

Net interest income                                                           2,889,351             2,584,362

Provision for loan losses                                                       225,000               225,000
                                                                           ------------           -----------

Net interest income after provision
     for loan losses                                                          2,664,351             2,359,362

Noninterest income
     Loan servicing fees, net                                                    82,159                97,600
     Net realized gains (losses) on sales
       of securities available for sale                                             945               (14,354)
     Net gains from sale of loans held for sale                                  86,325                85,004
     Net trading securities gains                                                20,044                45,655
     Other                                                                      270,888               204,174
                                                                           ------------           -----------
                                                                                460,361               418,079

Noninterest expense
     Salaries and employee benefits                                             901,351               899,539
     Occupancy and equipment                                                    387,013               387,332
     SAIF deposit insurance premium                                              45,794             1,628,074
     Net losses on foreclosed assets                                              2,020                 4,075
     Other                                                                      884,473               771,415
                                                                           ------------           -----------
                                                                              2,220,651             3,690,435
                                                                           ------------           -----------

Income (loss) before income taxes                                               904,061              (912,994)

Income tax expense (benefit)                                                    349,565              (360,000)
                                                                           ------------           -----------

Net income                                                                 $    554,496           $  (552,994)
                                                                           ============           ===========

Earnings per common and common equivalent
     share - primary                                                       $       0.29           $     (0.29)

Earnings per share - fully diluted                                         $       0.29           $     (0.29)


    See accompanying notes to condensed consolidated financial statements.

                                    4 of 21

                       PERPETUAL MIDWEST FINANCIAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                         Net Unrealized
                                                                                         Depreciation on
                                                            Additional                     Securities
                                                Common        Paid-in       Retained        Available      Treasury
                                                 Stock        Capital       Earnings        for-Sale         Stock
                                                 -----        -------       --------        --------         -----

Balance at June 30, 1997                     $    21,240  $   20,712,302  $  18,367,609  $    (129,204) $   (4,039,766)

Effect of contribution to fund ESOP                 --              --             --             --              --

Amortization of RRP contribution                    --              --             --             --              --

Tax effect of stock plans                           --             6,854           --             --              --

Purchase of 9,500 shares of treasury stock          --              --             --             --          (200,864)

Effect of exercise of 9,147 stock options           --           (82,323)          --             --           (17,151)

Net changes in unrealized depreciation on
  securities available-for-sale                     --              --             --           92,755            --

Cash dividends paid                                 --              --         (141,681)          --              --

Net income                                          --              --          554,496           --              --
                                             -----------  --------------  -------------  -------------  --------------

Balance at September 30, 1997                $    21,240  $   20,636,833  $  18,780,424  $     (36,449) $   (4,257,781)
                                             ===========  ==============  =============  =============  ==============



(RESTUBBED TABLE)



                                               Unearned                         Total
                                                 ESOP          Unearned     Stockholders'
                                                Shares       Compensation      Equity
                                                ------       ------------      ------

Balance at June 30, 1997                     $    (610,542) $    (431,977)  $  33,889,662

Effect of contribution to fund ESOP                 12,858           --            12,858

Amortization of RRP contribution                      --           47,230          47,230

Tax effect of stock plans                             --             --             6,854

Purchase of 9,500 shares of treasury stock            --             --          (200,864)

Effect of exercise of 9,147 stock options             --             --           (99,474)

Net changes in unrealized depreciation on
  securities available-for-sale                       --             --            92,755

Cash dividends paid                                   --             --          (141,681)

Net income                                            --             --           554,496
                                             -------------  -------------   -------------

Balance at September 30, 1997                $    (597,684) $    (384,747)  $  34,161,836
                                             =============  =============   =============



    See accompanying notes to condensed consolidated financial statements.

                                    5 of 21

                       PERPETUAL MIDWEST FINANCIAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Three Months Ended
                                                                         -----------------------------------------
                                                                         September 30, 1997     September 30, 1996
                                                                         ------------------     ------------------
Cash flows from operating activities
     Net income                                                            $     554,496          $   (552,994)
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation                                                            172,726               194,549
         Amortization of:
              Unearned compensation                                               47,230                12,150
              Premiums and discounts on securities, net                           60,303               109,908
     Provision for loan losses                                                   225,000               225,000
         Net (gains) losses on sales of:
              Securities available for sale                                         (945)               14,354
              Loans held for sale                                                (86,325)              (85,004)
              Foreclosed assets, net                                               2,020                 4,075
         Purchase of:
              Trading securities                                                    --                    --
              Net trading securities (gains) losses                              (20,044)              (45,655)
         Proceeds from sales of:
              Trading securities                                                 159,619                11,902
              Loans originated for sale                                        6,273,916             7,771,485
         Origination of loans held for sale                                   (5,810,711)           (7,428,864)
         Market adjustment of ESOP shares                                         32,747                67,200
         ESOP expense                                                             12,858                42,019
         Change in:
              Accrued interest and dividends receivable                          (55,561)               83,776
              Accrued expenses and other liabilities                             678,455             2,122,341
              Other assets                                                       111,142              (432,403)
                                                                           -------------           ------------
                  Total adjustments                                            1,802,430             2,666,833
                                                                           -------------           -----------
                      Net cash from operating activities                       2,356,926             2,113,839

Cash flows from investing activities
     Proceeds from:
         Sales of securities available for sale                                4,997,265             5,496,577
         Maturities and principal payments of
              securities available for sale                                    2,751,425             2,374,353
         Sales of foreclosed assets                                              309,219               145,266
     Purchase of:
         Securities available for sale                                              --              (6,126,083)
         Loans receivable                                                    (11,175,070)                 --
         Premises and equipment, net                                            (117,355)             (430,241)
     Net change in loans                                                      (9,110,274)           (3,975,719)
                                                                           --------------          ------------
                  Net cash from investing activities                         (12,344,790)           (2,515,847)



                                  (Continued)

                                    6 of 21

                       PERPETUAL MIDWEST FINANCIAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   Three Months Ended
                                                                         -----------------------------------------
                                                                         September 30, 1997     September 30, 1996
                                                                         ------------------     ------------------
Cash flows from financing activities
     Purchase of shares of treasury stock                                  $   (200,864)          $ (1,333,289)
     Cash dividends paid                                                       (141,681)              (151,281)
     Effect of treasury stock issued for stock plans                               --                   50,000
     Effect of exercise of stock options                                        (99,474)                  --
     Repayment of Federal Home Loan
         Bank advances                                                       (4,500,000)            (2,500,000)
     Net change in:
         Deposits                                                             4,974,622             14,823,363
         Federal Home Loan Bank line of credit                                3,500,000                   --
         Other borrowed funds                                                    (1,200)               115,542
         Advance payments by borrowers for
         taxes and insurance                                                   (521,698)              (496,304)
                                                                           -------------          -------------
              Net cash from financing activities                              3,009,705             10,508,031
                                                                           ------------           ------------

Net change in cash and cash equivalents                                      (6,978,159)            10,106,023

Cash and cash equivalents at beginning of period                             27,000,125             10,924,499
                                                                           ------------           ------------

Cash and cash equivalents at end of period                                 $ 20,021,966           $ 21,030,522
                                                                           ============           ============


Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                             4,321,187              4,057,088
         Income taxes                                                              --                     --

Supplemental schedule of noncash investing activities
     Assets acquired in settlement of loans                                     188,141                149,341



    See accompanying notes to condensed consolidated financial statements.

                                    7 of 21

                                    Item 1.
                                    -------
                        Financial Statements, Continued
                        -------------------------------
                       PERPETUAL MIDWEST FINANCIAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------


1.       BASIS OF PRESENTATION:
         ----------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principals for complete presentation of financial statements. The unaudited information for the three months ended September 30, 1996 and September 30, 1997 includes the consolidated results of operations of Perpetual Midwest Financial, Inc. (the "Company") and its wholly-owned subsidiaries, Perpetual Savings Bank, FSB (the "Bank"), and Greatland Financial Services, Inc. To prepare consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. The estimates and assumptions affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2.       BORROWINGS FROM THE FEDERAL HOME LOAN BANK
         ------------------------------------------

         Borrowings at September 30, 1997 primarily consisted of advances from the Federal Home Loan Bank of Des Moines (the "FHLB") bearing rates from 5.46% to 6.59%. The advances are collateralized by the Company's single-family and multi-family whole loans and mortgage-backed securities. Adjustable rate advances included $6.0 million indexed to the 1 month LIBOR rate which adjusts monthly. The Company also maintains a $20.0 million line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit had a balance of $3.5 million at September 30, 1997. The remaining balance of $41.5 million of advances are fixed rate, fixed term, with maturities from 1.5 months to 5.75 years.


3.       EARNINGS PER COMMON SHARE:
         --------------------------

         Earnings per common and common equivalent share (primary and fully diluted) for the three months ended September 30, 1997 were computed by dividing net income by the weighted average number of shares of common and common stock equivalents outstanding. The weighted average number of common and common equivalent shares outstanding exclude ESOP unallocated shares and treasury stock. The number of shares used to calculate primary and fully diluted earnings per share at September 30, 1997 were 1,896,361 and 1,902,389.


                                    8 of 21

                                    Item 1.
                                    -------
                        Financial Statements, Continued
                        -------------------------------
                       PERPETUAL MIDWEST FINANCIAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------


4.       ALLOWANCE FOR LOAN LOSSES:
         --------------------------

         The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and the current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments of information available to them at the time of their examinations.

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

         Activity in the allowance for loan losses was as follows for the three months ended September 30, 1997.

                  Balance at July 1, 1997                     $ 2,973,457

                  Provision for loan losses                       225,000
                  Losses charged to the allowance                (345,402)
                  Recoveries credited to the allowance             20,099
                                                              -----------

                  Balance at September 30, 1997               $ 2,873,154
                                                              ===========

                                    9 of 21

                                    Item 1.
                                    -------
                        Financial Statements, Continued
                        -------------------------------
                       PERPETUAL MIDWEST FINANCIAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------


4.       ALLOWANCE FOR LOAN LOSSES (Continued):
         --------------------------------------

         Information regarding impaired loans is as follows for the three months ending September 30, 1997 and 1996:


                                                                                                Three Months Ended
                                                                                    -----------------------------------------
                                                                                    September 30, 1997     September 30, 1996
                                                                                    ------------------     ------------------

                  Average investment in impaired loans                                 $ 2,721,708            $ 2,923,354
                  Interest income recognized on impaired loans
                      including interest income recognized on a cash basis                  89,059                 46,421
                  Interest income recognized on impaired loans on cash basis                97,993                 48,174


         Information regarding impaired loans at September 30, 1997 is as follows:

                  Balance of impaired loans                                                          $ 2,337,873
                  Less portion for which no allowance for loan losses is allocated                       897,386
                                                                                                     -----------

                  Portion of impaired loan balance for which an
                      allowance for loan losses is allocated                                         $ 1,440,487
                                                                                                     ===========

                  Portion of allowance for loan losses allocated to impaired loan balance            $   350,000
                                                                                                     ===========

5.       IMPACT OF NEW ACCOUNTING STANDARDS:
         -----------------------------------

         Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It became effective for some transactions occurring after December 31, 1996 and will be effective for others in 1998. The impact of partial adoption in 1997 was not material to the June 30, 1997 consolidated financial statements and the impact of the complete adoption in 1998 is also not expected to be material to the consolidated financial statements.

         In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which revised the accounting requirements for calculating earnings per share. Basic earnings per share for the quarter ended December 31, 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has dilution from stock options, the new calculation methods will increase basic earnings per share over what otherwise would have been reported as primary earnings per share, while there will be little effect on fully diluted earnings per share.

                                   10 of 21

                                    Item 1.
                                    -------
                        Financial Statements, Continued
                        -------------------------------
                       PERPETUAL MIDWEST FINANCIAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------


5.       IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (Continued):
         ----------------------------------------------------

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


                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                          -------------------------

GENERAL:
--------

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

                                   11 of 21

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                           And Results of Operations
                           -------------------------
                                   Continued

GENERAL (Continued):
--------------------

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

The Company is selling substantially all of its originations of long-term, fixed rate one-to four-family loans. With a "locked-in" rate at the time of commitment, the Company sells these one-to four-family loans, servicing released, to a private mortgage banker, generally for a 1.00% to 1.25% premium. This program has allowed the Company to offer competitive one-to four-family rates and products in its market area. To a lesser extent, the Company sells one-to four-family loans to the Federal National Mortgage Association, servicing retained. Although the loan rates in this program are generally less competitive, some customers of the Company prefer that the servicing of their loan remain with the Company.

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


FINANCIAL CONDITION:
--------------------

Total assets increased $4.5 million to $401.7 million at September 30, 1997 from $397.2 million at June 30, 1997. This increase was primarily attributable to a $20.1 million increase in loans receivable, net, partially offset by a $7.0 million decrease in cash and cash equivalents and a $7.6 million decrease in securities available for sale.

Loans receivable, net, increased $20.1 million to $330.6 million at September 30, 1997 from $310.5 million at June 30, 1997. The increase in loans receivable, net, was funded primarily by sales, repayments and maturities of securities and net deposit increases.



                                   12 of 21

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                          -------------------------
                                   Continued

FINANCIAL CONDITION (Continued):
--------------------------------

There are no significant changes to the geographic concentrations of the Company's out-of-territory loans. The Company had no foreign loans outstanding at September 30, 1997.

Total Deposits increased $4.9 million to $310.1 million at September 30, 1997. Management attributes this increase to the Company's expanded marketing efforts and competitive array of deposit products.

Borrowed funds at September 30, 1997 totaled $51.2 million as compared to $52.2 million at June 30, 1997. Borrowed funds consisted of $20.0 million of long-term advances and $31.0 million of short term advances (due in 12 months or less) primarily from the Federal Home Loan Bank of Des Moines.

At September 30, 1997 stockholders' equity totaled $34.2 million as compared to $33.9 million at June 30, 1997 or an increase of $272,000. Stockholders' equity increased primarily due to a net income of $554,000 for the three months ended September 30, 1997, a net of tax reduction of $93,000 from June 30, 1997 for net unrealized depreciation in securities available for sale, and a reduction of the contra-equity accounts for Employee Stock Ownership Plan and Unearned Compensation in the amount of $60,000, primarily offset by a reduction of equity in the amount of $218,000 for the increased holdings of Company Treasury Stock, $142,000 paid out for cash dividends and an $82,000 reduction in additional paid-in capital related to the Company's stock option program.

RESULTS OF OPERATIONS
---------------------

         Comparison of Three Months Ended September 30, 1997 and 1996

The Company had net income after tax of $554,000 or $0.29 per share of common stock for the three months ended September 30, 1997. This compares to $346,000 or $0.18 per share of common stock for the three months ended September 30, 1996 before the impact of a one-time, after-tax charge of $900,000 or $0.47 per share to recapitalize the Savings Association Insurance Fund (SAIF).

Net interest income, before provision for loan losses, increased $305,000 to $2.9 million for the three months ended September 30, 1997 compared to $2.6 million for the same period in 1996. Interest income increased $357,000, primarily due to an increase of 0.29% in the average rate earned on interest-earning assets, and an increase of $5.0 million in the average balance. Interest expense increased $53,000 and primarily reflected 6.8 million increase in the average rate sensitive liability balance, offset by a decrease of 0.07% in the average rate paid on interest-bearing liabilities.

Noninterest income for the three months ended September 30, 1997, was $460,000 compared to $418,000 for the same period in 1996. Loan servicing fees decreased $16,000 to $82,000 for the three months ended September 30, 1997 compared to $98,000 for the same period in 1996, primarily due to a declining average balance of loans serviced for others. The average balance of loans serviced for others was $108.8 million during the three months

                                   13 of 21

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                          -------------------------
                                   Continued

            RESULTS OF OPERATIONS: Comparison of Three Months Ended
                          September 30, 1997 and 1996
                                  (Continued)

ended September 30, 1997 compared to $129.6 million during the same period last year. Gain or loss on the sales of available for sale securities and loans held for sale reflected a net gain of $87,000 for the three months ended September 30, 1997 compared to a net gain of $71,000 for same period last year. Net trading securities gains were $20,000 for the three months ended September 30, 1997, compared to a $46,000 net trading gain for the same period last year.

Other noninterest income increased $67,000 for the three months ended September 30, 1997 to $271,000 as compared to $204,000 for the three months ended September 30, 1996, primarily due to a $10,000 increase in mortgage loan fees, a $40,000 increase in savings fees, and a $17,000 increase in non-mortgage fees.

Noninterest expense was primarily flat at $2.2 million for the three months ended September 30, 1997 compared to $2.2 million for the same period in 1996, before the $1.5 million SAIF special assessment. Compensation and benefits increased $1,000 to $901,000 compared to $900,000 for the same period last year. Occupancy and equipment expense was primarily flat at $387,000 for the three months ended September 30, 1997 compared to the same period last year. The regular SAIF deposit insurance premium expense decreased $97,000 to $46,000 for the three months ended September 30, 1997. The decrease in the regular SAIF deposit insurance premium was primarily due to a reduction in the SAIF premium rates after the Company was assessed a one-time charge of $1.5 million by the FDIC to recapitalize the Savings Association Insurance Fund. The Company's regular annualized SAIF Federal insurance premium rates for the three months ended September 30, 1997 and 1996 were 0.063% and 0.23%, respectively (See "--Insurance of Accounts and SAIF Deposit Premium"). Gain or loss on foreclosed real estate reflected a loss of $2,000 for the three months ended September 30, 1997 compared to a loss of $4,000 for the same period in 1996. Other noninterest expense increased $113,000 to $884,000 for the three months ended September 30, 1997 compared to $771,000 for the same period last year. Data processing expense and professional fee expense are the largest categorical increases in other noninterest expense for the three months ended September 30, 1997 as compared to the same period last year. Data processing expense increased $23,000 primarily due to an increase in the number of accounts serviced. Professional fee expense increased $79,0000 primarily due to additional professional services requested by the Company during the three months ending September 30, 1997 as compared to the prior year.

Income tax provision increased $710,000 to $350,000 for the three months ended September 30, 1997 compared to a benefit of $360,000 for the same period in 1996. The increase primarily reflected tax provision on the greater amount of income before tax.


Insurance of Accounts and SAIF Deposit Premium:
-----------------------------------------------

On September 30, 1996, federal legislation was enacted that required the Savings Association Insurance Fund ("SAIF") to be recapitalized with a


                                   14 of 21

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                          -------------------------
                                   Continued

            RESULTS OF OPERATIONS: Comparison of Three Months Ended
                         September 30, 1997 and 1996
                                  (Continued)

one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF assessment in that period was approximately $1.5 million before tax or $900,000 after tax.

As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. For the period October 1, 1996 through December 31, 1996, the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation (FICO) obligation, such as the Bank, was reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The FDIC further reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualifies for the minimum SAIF insurance premium. Additionally, the FDIC had imposed a FICO assessment on SAIF-assessable deposits for the first semi-annual period of 1997 equal to 6.48 basis points per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.30 basis points per $100 of domestic deposits.

Recovery of Bad-Debt Deduction:
-------------------------------

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


NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS:
-----------------------------------------------

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. Provisions for loan losses in the amount of $225,000 were recorded for the three months ended September 30, 1997 compared to the same level of $225,000 for the three months ended September 30, 1996. The Company's allowance for

                                   15 of 21

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                          -------------------------
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS (Continued):
----------------------------------------------------------

loan loss was $2.9 million or 0.87% of net loans receivable at September 30, 1997 as compared to $3.0 million or 0.96% at June 30, 1997. While management believes that the current allowance for loan loss is adequate to absorb loan losses in the existing loan portfolio, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan loss.

The non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans and real estate owned which has been acquired as a result of foreclosure. The volume of non-performing assets was unchanged from $1.2 million or .30% of assets at June 30, 1997 and $1.2 million or .30% of assets at September 30, 1997, exclusive of troubled debt restructured loans. The ratio of the loss allowance to non-performing assets decreased slightly from
2.5 times at June 30, 1997 to 2.4 times at September 30, 1997.

Troubled Debt Restructures. The Company does not consider troubled debt restructurings to be "non-performing loans". At June 30, 1997, the Company held one restructured loan secured by a property located in Newport Beach, California. This loan was secured by an office/warehouse building on leased ground with an outstanding book balance of $424,000. This loan was paid off during the three months ending September 30, 1997 and the Company does not have any loans classified as troubled debt restructures as of September 30, 1997.

Foreclosed Assets. As of September 30, 1997, the Company had $60,000 of foreclosed and repossessed assets which represented nine automobiles totaling $54,000 and a repossessed motorcycle with a book value of $6,000. Management may initiate foreclosure on any specific impaired loan described below if a further review of that specific loan indicates a further deterioration of the collateral or cash flow. Based on a review of the Company's assets at September 30, 1997 and the current economic environment, management does not expect to initiate any significant foreclosures or repossessions of assets, other than impaired assets with the conditions described previously, during the quarter following that review date, and they continue to monitor other loans of concern.

Impaired Loans. The Company had three loans classified as impaired at September 30, 1997 totaling $2.3 million, offset by an allocated allowance for loan losses in the amount of $350,000.

The largest loan included in impaired loans is a $1.4 million business loan of which approximately 53% is secured by real estate and improvements and the remainder of the loan is secured by business assets. The loan was granted to an existing trucking and freight company in the Company's market area for the purpose of expanding the trucking operation, including relocation of their trucking terminal. A significant portion of the trucking company's revenue was dependent upon a single contract which expired and was not renewed, resulting in a deterioration of cash flows from the trucking operation. A collateral analysis was performed by the Company in September 1997, which estimated a loss exposure of $350,000 at September 30, 1997. Based on its review, the Company allocated an allowance for loan losses in the amount of $350,000 for this loan. The loan was current at September 30, 1977 and management will continue to monitor this loan closely.

                                   16 of 21

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                          -------------------------
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (Continued)
-----------------------------------------------------------

 The second largest loan included in impaired loans is a $591,000 business loan originated in 1995 for the development, production and marketing of a software-based legal reference system. The loan is secured by a commercial office building and business assets located in the Company's market area and marketable securities. Although the loan was current at September 30, 1977, the borrower incurred eight delinquencies over the past twelve months.

The third loan included in impaired loans is a $298,000 business loan which was originated in 1996 for $600,000 to floor plan a dealer in the Company's local market area. The dealer is primarily a seller of new and used lawn and garden equipment and small farm implements. This loan continues to be monitored by management and management continues to work with the dealer to further reduce the debt as sales occur. Although the loan has been reduced by $302,000 over the past six months, $74,000 is owed and delinquent on principal curtailments according to the loan agreement.

At June 30, 1997 a large loan included in impaired loans was a $632,000 loan secured by an office/warehouse mortgage loan in Newport Beach, California. This loan is discussed above under Troubled Debt Restructures and was paid off during the quarter ending September 30, 1997.

A $324,000 loan secured by a multi-tenant retail/office building located in the central business district of Marion, Iowa was classified as impaired at June 30, 1997 and paid off during the quarter ended September 30, 1977 without loss.

Other Loans of Concern. As of September 30, 1997 there were $5.0 million of other loans of concern not discussed above where known information about the possible credit problems of borrowers or the cash flows of the collateral properties have caused management to have concerns as to the ability of the borrower to comply with present loan repayment terms and which may result in the future inclusion of such loans as non-performing or impaired asset categories. Other loans of concern have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses. Set forth below is a description of the larger components of other loans of concern.

The Company is monitoring a combination of fourteen real estate loans to one borrower aggregating $748,000 and secured by a laundromat, a commercial/retail building, six separate apartment complexes and five single-family rental properties, all of which are located in the Company's market area. These loans were originated during 1995 and 1996, however, recent analysis indicates that the aggregate loan to value has increased. The loans were current at September 30, 1977, however, several delinquencies were incurred over the past twelve months. Based on the recent analysis, an allowance for loan losses has been allocated for these loans in the amount of $34,000.




                                   17 of 21

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                          -------------------------
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (Continued)
-----------------------------------------------------------

The Company is monitoring a second large commercial real estate loan of concern in the amount of $2.4 million and secured by a commercial/office building complex in Cedar Rapids, Iowa. This loan was originated in January, 1995 at a loan to value ratio of 80% for the purpose of remodeling and converting a commercial warehouse facility to a commercial/office building complex for rental purposes. Although the loan was current at September 30, 1996, a recent analysis indicates a shortage of cash flows from the security to cover the debt, primarily due to a current high vacancy rate. Management will continue to monitor this loan closely.

A third large loan of concern is a 43 unit multi-family complex in Ft. Worth, Texas. This loan was originated in 1986 for $600,000 at a loan to value ratio of 55% and the Company purchased a 75% participation interest at origination. The balance of the loan at September 30, 1997 was $463,000 and the Company's 75% participation interest amounted to $347,000. Although the loan was current at September 30, 1997, a recent analysis indicated a shortage of cash flows from the collateral to cover the debt, and the related note on this loan ballooned December 1, 1996. The property is listed for sale, and management granted the borrower's request for an extension of the balloon date to allow more time for selling the property.

The Company is monitoring a commercial real estate loan in the amount of $581,000 secured by a two-story building with multi-tenant office suites located in Van Nuys, California. This loan was originated in 1986 at a 67% loan to value ratio with a balloon date in February, 1996, however, the borrower was not able to refinance the loan in the local market of the security. The Company granted a five-year extension on the loan to balloon in February 2001. The Company continues to monitor this loan based upon the California real estate market indicating that the borrower could not refinance in the local market. An allowance for loan loss has been allocated for this loan in the amount of $300,000. The loan was current at September 30, 1997, with no delinquencies over the past twelve months, and at that date the borrower had the property listed for sale in the amount of $775,000.

Another large loan of concern is secured by a communications building located in Denver, Colorado in the amount of $560,000. The contractual rent on this property for the existing tenant is in excess of current market rent for similar properties in the Denver area. This loan was originated in 1987 at a 75% loan to value ratio. Based on a September 1977 credit analysis, an allowance for loan loss in the amount of $150,000 has been allocated for this loan. This loan was current at September 30, 1997 with no delinquencies over the past twelve months.

A large loan of concern is secured by a restaurant in the Company's market area. This loan was originated in 1994 at a 64% loan to value ratio in the amount of $450,000. At September 30, 1997, the balance of the loan was $401,000 and although the loan was current at that date, the borrower had four delinquencies over the past twelve months. A recent credit analysis indicated a decreasing sales volume and net operating margin for the restaurant. The obligor feels that the declining sales volume is due to lack of marketing and working capital and has listed the property for sale. Management continues to monitor the credit status of this loan and the interest, if any, for purchasing the restaurant.


                                   18 of 21

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                          -------------------------
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (Continued)
-----------------------------------------------------------

There were no other loans of concern in excess of $500,000 being monitored by the Company. The balance of other loans of concern consists of one- to four-family loans totaling $738,000, commercial and multi-family real estate loans totaling $450,000, consumer loans totaling $171,000 and commercial business loans totaling $117,000. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

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

Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of net withdrawable savings deposits and borrowings payable on demand or in five years or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at a level in excess of those required. At September 30, 1997, the Bank's liquidity ratio was 12.06%, which was in excess of the minimum regulatory requirements.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At September 30, 1997, the Company had outstanding commitments to extend credit which amounted to $52.0 million, of which $38.9 million is available lines of credit, $8.0 million for one-to four-family residential, $500,000 for multifamily residential, $1.4 million for commercial real estate, and the remaining $3.2 million for consumer/business loans. Management believes loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

During the three month period ended September 30, 1997, there was a net decrease of $7.0 million in cash and cash equivalents. This decrease was a result of reinvestment of excess cash into other interest-earning assets with a higher yield. The major source of cash during the period was a $5.0 million increase in deposits, and $7.7 million from sales and repayments of securities available for sale. Major uses of funds included purchase of loans receivable of $11.2 million and a net increase in loans receivable of $9.1 million.

                                   19 of 21

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                          -------------------------
                                   Continued

LIQUIDITY AND CAPITAL RESOURCES: (Continued)
--------------------------------------------

At September 30, 1997, the Bank's tangible and core capital was $31.8 million or 7.95% of adjusted total assets, which was in excess of the 1.5% tangible capital requirement by $25.8 million, and in excess of the 3.0% core capital requirement by $19.8 million. The Bank also had risk-based capital of $34.4 million at September 30, 1997, or 12.24% of total risk-weighted assets, which exceeded the 8.0% risk-based capital requirement by $11.9 million. The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities classified as "available for sale" under SFAS No. 115 are not included in the Bank's regulatory capital.


                       PERPETUAL MIDWEST FINANCIAL, INC.
                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. - LEGAL PROCEEDING
--------------------------

         There are no material legal proceedings to which the Company or the Bank is a party or of which any of their property is subject. From time-to-time, the Bank is a party to various legal proceedings incident to its business.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         1. The Company filed a form 8-K dated October 16, 1997, concerning the press release of earnings for the three months ended September 30, 1997.

         2. The Company filed a form 8-K dated October 16, 1997, concerning the press release announcing that the Company would pay a cash dividend of $0.075 (seven and one-half cents) per share of outstanding common stock on November 12, 1997 to stockholders of record as of October 31, 1997.










                                   20 of 21

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PERPETUAL MIDWEST FINANCIAL, INC.
                                           Registrant


Date:  November 7, 1997                       /s/ James L. Roberts
     -------------------------             ------------------------------------
                                           James L. Roberts, President and Chief
                                           Executive Officer


Date:  November 7, 1997                       /s/ Rick L. Brown
     -------------------------             ------------------------------------
                                           Rick L. Brown, Executive Vice
                                           President and Chief Financial Officer









                                   21 of 21