Form 10-Q
period 1997-12-31
PERPETUAL MIDWEST FINANCIAL INC
filed 1998-02-12
CIK 916482

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

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


There were 1,916,000 shares of Common Stock ($0.01 par value) outstanding as of February 6, 1998.









                                    1 of 26

                       PERPETUAL MIDWEST FINANCIAL, INC.

                                     INDEX


PART I.  Financial Information                                          Page No.

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets -
                    December 31, 1997 and June 30, 1997                     3

                  Condensed Consolidated Statements of Income -
                    Three and Six Months Ended December 31, 1997
                    and December 31, 1996                                   4

                  Consolidated Statement of Changes in Stockholders'
                    Equity - December 31, 1997                              5

                  Condensed Consolidated Statements of Cash Flows -
                    Three and Six Months Ended December 31, 1997
                    and December 31, 1996                                  6-7

                  Notes to Condensed Consolidated Financial Statements    8-12


         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     12-24


PART II. Other Information

         Item 1. Legal Proceedings                                         24

         Item 4. Submission of Matter to a Vote of
                      Security Holders                                    24-25

         Item 6. Exhibits and Reports on Form 8-K                          25

         Signatures                                                        26






                                    2 of 26

                       PERPETUAL MIDWEST FINANCIAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                            December 31, 1997                  June 30, 1997
                                                                           -------------------          --------------------
                                                                                (Unaudited)

Cash and due from financial institutions                                   $          6,929,498         $           6,066,803
Interest-earning deposits in other financial institutions-short term                  7,026,046                    20,933,322
                                                                           --------------------         ---------------------
     Cash and cash equivalents                                                       13,955,544                    27,000,125

Trading securities                                                                      456,100                      756,625
Securities available for sale                                                        23,454,865                   41,143,033
Loans receivable, net of allowance for loan losses of $2,927,264
   and $2,973,457 at December 31, 1997 and June 30, 1997                            337,908,514                  310,522,161
Federal Home Loan Bank stock at cost                                                  4,640,900                    4,640,900
Loan held for sale                                                                      153,000                      889,367
Accrued interest and dividends receivable                                             2,505,232                    2,589,365
Premises and equipment, net                                                           7,035,072                    7,203,686
Other assets                                                                          1,983,413                    2,484,211
                                                                           --------------------         --------------------
          Total assets                                                     $        392,092,640         $        397,229,473
                                                                           ====================         ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Demand deposits                                                         $          9,751,843         $          9,943,176
   Savings and NOW deposits                                                         106,717,069                   98,882,369
   Certificates of deposit                                                          197,399,472                  196,339,722
                                                                           --------------------         --------------------
     Total deposits                                                                 313,868,384                  305,165,267
Borrowed funds                                                                       38,706,357                   52,203,351
Advances from borrowers for taxes and insurance                                         860,435                      828,198
Accrued interest payable                                                              1,856,990                    3,021,590
Other liabilities                                                                     1,826,850                    2,121,405
                                                                           --------------------         --------------------
          Total liabilities                                                         357,119,016                  363,339,811

Stockholders' equity
   Common stock, $.01 par value, authorized: 6,000,000
     shares; issued: 2,123,984 shares; outstanding: 1,891,000
     and 1,882,575 shares at December 31, 1997 and June 30, 1997                         21,240                       21,240
   Additional paid-in capital                                                        20,743,797                   20,712,302
   Retained earnings (substantially restricted)                                      19,078,430                   18,367,609
   Net unrealized depreciation on securities available for sale
     (net of tax of $8,583 and $76,863 for December 31, 1997 and
      June 30, 1997)                                                                    (14,427)                    (129,204)
   Less:  Treasury stock (232,984 and 241,409 shares at cost at
                 December 31, 1997 and June 30, 1997)                                (3,925,414)                  (4,039,766)
              Unearned ESOP shares                                                     (584,827)                    (610,542)
              Unearned compensation                                                    (345,175)                    (431,977)
                                                                           ---------------------        ---------------------
                   Total stockholders' equity                                        34,973,624                   33,889,662
                                                                           --------------------         --------------------

          Total liabilities and stockholders' equity                       $        392,092,640         $        397,229,473
                                                                           ====================         ====================





     See accompanying notes to condensed consolidated financial statements

                                    3 of 26

                       PERPETUAL MIDWEST FINANCIAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        Three Months Ended                   Six Months Ended
                                              ------------------------------------ -----------------------------------
                                                  December 31,      December 31,      December 31,      December 31,
                                                      1997              1996              1997              1996
                                              ------------------ ----------------- ----------------- -----------------

Interest income
  Loans receivable, including fees               $  7,106,101       $  6,263,884      $ 14,068,418       $ 12,527,641
  Trading securities                                    3,452             13,023            11,225             31,530
  Securities available for sale                       360,122            802,612           834,852          1,580,921
  Securities held to maturity                            --                 --                --                 --
  Other                                               218,861            183,274           474,384            465,542
                                                 ------------       ------------      ------------       ------------
                                                    7,688,536          7,262,793        15,388,879         14,605,634

Interest expense
  Deposits                                          4,118,931          3,664,822         8,188,430          7,199,249
  Borrowed funds                                      713,359          1,042,905         1,454,852          2,266,957
                                                 ------------       ------------      ------------       ------------
                                                    4,832,290          4,707,727         9,643,282          9,466,206
                                                 ------------       ------------      ------------       ------------

Net interest income                                 2,856,246          2,555,066         5,745,597          5,139,428

Provision for loan losses                             270,000            552,000           495,000            777,000
                                                 ------------       ------------      ------------       ------------

Net interest income after provision
  for loan losses                                   2,586,246          2,003,066         5,250,597          4,362,428

Noninterest income
  Loan servicing fees, net                             75,443             92,940           157,602            190,540
  Net realized gains (losses) on sales
     of securities available for sale                  (1,524)            61,680              (579)            47,326
  Net gains from sales of loans held for sale          50,883            103,468           137,208            188,472
  Net trading securities gains                         13,867             19,224            33,911             64,879
  Other                                               294,230            214,869           565,118            419,043
                                                 ------------       ------------      ------------       ------------
                                                      432,899            492,181           893,260            910,260

Noninterest expense
  Salaries and employee benefits                      858,146            865,328         1,759,497          1,764,867
  Occupancy and equipment                             386,263            395,980           773,276            783,312
  SAIF deposit insurance premium                       48,171            117,198            93,965          1,745,272
  Net (gains) losses on foreclosed assets              (1,430)             6,240               590             10,315
  Other                                               977,887            954,972         1,862,360          1,726,387
                                                 ------------       ------------      ------------       ------------
                                                    2,269,037          2,339,718         4,489,688          6,030,153
                                                 ------------       ------------      ------------       ------------

Income (loss) before income taxes                     750,108            155,529         1,654,169           (757,465)

Income tax expense (benefit)                          311,633             74,500           661,198           (285,500)
                                                 ------------       ------------      ------------       ------------

Net income (loss)                                $    438,475       $     81,029      $    992,971       $   (471,965)
                                                 ============       ============      ============       ============

Basic earnings per share                         $       0.24       $       0.04      $       0.55       $      (0.26)

Diluted earnings per share                       $       0.24       $       0.04      $       0.52       $      (0.26)

    See accompanying notes to condensed consolidated financial statements.

                                    4 of 26

                       PERPETUAL MIDWEST FINANCIAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                 Net Unrealized
                                                                                                 Depreciation on
                                                                    Additional                     Securities
                                                        Common        Paid-in       Retained        Available
                                                         Stock        Capital       Earnings        for Sale
                                                         -----        -------       --------        --------

Balance at June 30, 1997                             $    21,240  $   20,712,302  $  18,367,609  $    (129,204)

Effect of contribution to fund ESOP                         --              --             --             --

Market adjustment of ESOP shares                            --           224,108           --             --

Amortization of RRP contribution                            --              --             --             --

Tax effect of stock plans                                   --            56,015           --             --

Purchase of 9,650 shares treasury stock                     --              --             --             --

Issuance of 18,075 shares from treasury stock
   in connection with exercise of stock options             --          (164,845)          --             --

Effect of exercise of 9,947 stock options                   --           (83,783)          --             --

Net changes in unrealized depreciation on
  securities available for sale                             --              --             --          114,777

Cash dividends paid - $0.15 per share                       --              --         (282,150)          --

Net income                                                  --              --          992,971           --
                                                     -----------  --------------  -------------  -------------

Balance at December 31, 1997                         $    21,240  $   20,743,797  $  19,078,430  $     (14,427)
                                                     ===========  ==============  =============  ==============

                         [RESTUBBED FROM TABLE ABOVE]

                                                                      Unearned                         Total
                                                       Treasury         ESOP          Unearned     Stockholders'
                                                         Stock         Shares       Compensation      Equity
                                                         -----         ------       ------------      ------

Balance at June 30, 1997                            $   (4,039,766) $    (610,542) $    (431,977)  $  33,889,662

Effect of contribution to fund ESOP                           --           25,715           --            25,715

Market adjustment of ESOP shares                              --             --             --           224,108

Amortization of RRP contribution                              --             --           86,802          86,802

Tax effect of stock plans                                     --             --             --            56,015

Purchase of 9,650 shares treasury stock                   (203,752)          --             --          (203,752)

Issuance of 18,075 shares from treasury stock
   in connection with exercise of stock options            345,595           --             --           180,750

Effect of exercise of 9,947 stock options                  (27,491)          --             --          (111,274)

Net changes in unrealized depreciation on
  securities available for sale                               --             --             --           114,777

Cash dividends paid - $0.15 per share                         --             --             --          (282,150)

Net income                                                    --             --             --           992,971
                                                    --------------  -------------  -------------   -------------

Balance at December 31, 1997                        $   (3,925,414) $    (584,827) $    (345,175)  $  34,973,624
                                                    =============== ============== ==============  =============

    See accompanying notes to condensed consolidated financial statements.

                                    5 of 26

                       PERPETUAL MIDWEST FINANCIAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               Three Months Ended                   Six Months Ended
                                                       ------------------------------------  ------------------------------------
                                                       December 31, 1997  December 31, 1996  December 31, 1997  December 31, 1996
                                                       -----------------  -----------------  -----------------  -----------------
Cash flows from operating activities
  Net income (loss)                                      $    438,475       $     81,029       $    992,971       $   (471,965)
  Adjustments to reconcile net income
     to net cash from operating activities
       Depreciation                                           172,699            196,581            345,425            391,130
       Amortization of:
          Unearned compensation                                39,572             12,150             86,802             24,300
          Premiums and discounts on
             securities, net                                   56,206            107,453            116,509            217,361
       Provision for loan losses                              270,000            552,000            495,000            777,000
       Net (gains) losses on sales of:
          Securities available for sale                         1,524            (61,680)               579            (47,326)
          Loans held for sale                                 (50,883)          (103,468)          (137,208)          (188,472)
          Foreclosed assets, net                               (1,430)             6,240                590             10,315
       Purchase of:
          Trading securities                                     --             (108,750)              --             (108,750)
          Net trading securities (gains)                      (13,867)           (19,224)           (33,911)           (64,879)
       Proceeds from sales of:
          Trading securities                                  174,817            229,957            334,436            241,859
          Loans originated for sale                         3,585,960          7,674,033          9,859,876         15,445,518
       Origination of loans held for sale                  (3,175,590)        (7,281,870)        (8,986,301)       (14,710,734)
       Market adjustment of ESOP shares                       117,148            158,628            149,895            158,628
       ESOP expense                                            12,857             42,015             25,715             84,034
       Change in:
          Accrued interest and dividends
             receivable                                       139,694             54,495             84,133            138,271
          Accrued expenses and other
             liabilities                                   (2,063,397)        (2,654,249)        (1,384,942)          (464,708)
          Other assets                                        128,569           (135,028)           239,711           (567,431)
                                                           ----------         ----------        -----------         ----------
          Total adjustments                                  (606,121)        (1,330,717)         1,196,309          1,336,116
                                                           ----------         ----------        -----------         ----------
          Net cash from operating activities                 (167,646)        (1,249,688)         2,189,280            864,151

Cash flows from investing activities
  Proceeds from:
     Sales of securities available for sale                 7,585,969         11,252,631         12,583,234         16,749,208
     Maturities and principal payments of
       securities available for sale                        2,419,478          6,174,211          5,170,903          8,548,564
     Sales of foreclosed assets                                85,616            311,895            394,835            457,161
  Purchase of:
     Securities available for sale                               --          (20,492,032)              --          (26,618,115)
     Loans receivable                                            --                 --          (11,175,070)              --
     Premises and equipment, net                              (59,456)           (38,011)          (176,811)          (468,252)
  Net change in loans                                      (7,742,612)           275,728        (16,852,886)        (3,699,991)
                                                           ----------         ----------        -----------         ----------
          Net cash from investing activities                2,288,995         (2,515,578)       (10,055,795)        (5,031,425)


                                  (Continued)

                                    6 of 26

                       PERPETUAL MIDWEST FINANCIAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Three Months Ended                      Six Months Ended
                                                          ------------------------------------  ------------------------------------
                                                          December 31, 1997  December 31, 1996  December 31, 1997  December 31, 1996
                                                          -----------------  -----------------  -----------------  -----------------
Cash flows from financing activities
  Purchase of shares of treasury stock                      $     (2,888)      $   (703,339)      $   (203,752)      $ (2,036,628)
  Cash dividends paid                                           (140,469)          (143,002)          (282,150)          (294,283)
  Effect of exercise of stock options                            (11,800)              --             (111,274)              --
  Effect of treasury stock issued
     for stock plans                                             180,750               --              180,750             50,000
  Proceeds from Federal Home Loan
     Bank advances                                                  --            5,000,000               --            5,000,000
  Repayment of Federal Home Loan
     Bank advances                                           (10,000,000)       (19,000,000)       (14,500,000)       (21,500,000)
  Net change in:
     Deposits                                                  3,728,495          9,035,880          8,703,117         23,859,243
     Federal Home Loan Bank line of credit                    (2,500,000)              --            1,000,000               --
     Other borrowed funds                                          4,206            308,216              3,006            423,758
     Advance payments by borrowers
     for taxes and insurance                                     553,935            448,463             32,237            (47,841)
                                                            ------------       ------------       ------------       ------------
       Net cash from financing activities                     (8,187,771)        (5,053,782)        (5,178,066)         5,454,249
                                                            ------------       ------------       ------------       ------------

Net change in cash and cash equivalents                       (6,066,422)        (8,819,048)       (13,044,581)         1,286,975

Cash and cash equivalents at beginning
  of period                                                   20,021,966         21,030,522         27,000,125         10,924,499
                                                            ------------       ------------       ------------       ------------

Cash and cash equivalents at end of period                  $ 13,955,544       $ 12,211,474       $ 13,955,544       $ 12,211,474
                                                            ============       ============       ============       ============


Supplemental disclosures of cash flow information
  Cash paid during the period for
     Interest                                                  6,486,646          6,083,827         10,807,833         10,140,915
     Income taxes                                                375,000               --              375,000               --

Supplemental schedule of non-cash investing activities

  Assets acquired in settlement of loans                          84,644            768,135            272,785            917,476
  Loans originated from sale of assets acquired
     in settlement of loans                                         --              450,000               --              450,000

    See accompanying notes to condensed consolidated financial statements.

                                    7 of 26

                                    Item 1.
                        Financial Statements, Continued
                       PERPETUAL MIDWEST FINANCIAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principals for complete presentation of financial statements. The unaudited information for the three and six months ended December 31, 1997 and December 31, 1996 includes the consolidated results of operations of Perpetual Midwest Financial, Inc. (the "Company") and its wholly owned subsidiaries, Perpetual Savings Bank, FSB (the "Bank"), and Greatland Financial Services, Inc. To prepare consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. The estimates and assumptions affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.


2.       BORROWINGS FROM THE FEDERAL HOME LOAN BANK:

         Borrowings at December 31, 1997 primarily consisted of advances from the Federal Home Loan Bank of Des Moines (the "FHLB") bearing rates from 5.66% to 6.59%. The advances are collateralized by the Company's single-family and multi-family whole loans and mortgage-backed securities. Adjustable rate advances included $6.0 million indexed to the 1 month LIBOR rate which adjusts monthly. The Company also maintains a $20.0 million line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit had a balance of $1.0 million at December 31, 1997. The remaining balances of $31.5 million of advances are fixed rate, fixed term, with maturities from 3.5 months to 5.5 years.


3.       EARNINGS PER COMMON SHARE:

         Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.




                                    8 of 26

                                    Item 1.
                        Financial Statements, Continued
                       PERPETUAL MIDWEST FINANCIAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.       EARNINGS PER COMMON SHARE (Continued):

                                                    Three Months Ended                         Six Months Ended
                                            -------------------------------------   -------------------------------------
                                            December 31, 1997   December 31, 1996   December 31, 1997   December 31, 1996
                                            -----------------   -----------------   -----------------   -----------------
          Earnings Per Share
            Net Income                         $   438,475         $    81,029         $   992,971         $  (471,965)
                                               ===========         ===========         ===========         ===========

            Weighted average common
               shares outstanding                1,817,470           1,821,023           1,812,648           1,827,708
                                               ===========         ===========         ===========         ===========

               Earnings Per Share              $      0.24         $      0.04         $      0.55         $     (0.26)
                                               ===========         ===========         ===========         ===========


         Earnings Per Share Assuming
            Dilution
            Net Income                         $   438,475         $    81,029         $   992,971         $  (471,965)
                                               ===========         ===========         ===========         ===========

         Weighted average common
            Shares outstanding                   1,817,470           1,821,023           1,812,648           1,827,708
         Add: dilutive effects of assumed
            conversions and exercises of
            stock options                           47,414              45,806              91,735                --
                                               -----------         -----------         -----------         -----------

         Weighted average common and
            dilutive potential common
            shares outstanding                   1,864,884           1,866,829           1,904,383           1,827,708
                                               ===========         ===========         ===========         ===========

               Earnings Per Share
                Assuming Dilution              $      0.24         $      0.04         $      0.52         $     (0.26)
                                               ===========         ===========         ===========         ===========

4.       ALLOWANCE FOR LOAN LOSSES:

         The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and the current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowances based on their judgments of information available to them at the time of their examinations.

                                    9 of 26

                                    Item 1.
                        Financial Statements, Continued
                       PERPETUAL MIDWEST FINANCIAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.       ALLOWANCE FOR LOAN LOSSES (Continued):

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

         The following is a summary of the activity in the allowance for loan losses account for the six months ended December 31, 1997:

                  Balance at July 1, 1997                         $ 2,973,457

                  Provision for loan losses                           495,000
                  Losses charged to the allowance                    (595,671)
                  Recoveries credited to the allowance                 54,478
                                                                  -----------

                  Balance at December 31, 1997                    $ 2,927,264
                                                                  ===========

         Information regarding impaired loans is as follows for the three and six months ending December 31, 1997:

                                                              Three Months Ended               Six Months Ended
                                                          --------------------------      --------------------------
                                                                                 December 31,
                                                          ----------------------------------------------------------
                                                             1997            1996            1997            1996
                                                          ----------      ----------      ----------      ----------

         Average investment in impaired loans             $2,308,879      $3,392,787      $2,515,293      $3,158,071
         Interest income recognized on impaired
          loans including interest income recognized
          on a cash basis                                     39,959          63,309         129,018         111,483
         Interest income recognized on impaired
          loans on cash basis                                 47,320          60,403         145,313         108,577

                                   10 of 26

                                    Item 1.
                        Financial Statements, Continued
                       PERPETUAL MIDWEST FINANCIAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.       ALLOWANCE FOR LOAN LOSSES (Continued):

         Information regarding impaired loans at December 31, 1997 is as follows:

                  Balance of impaired loans                                                      $     2,305,077
                  Less portion for which no allowance for loan losses is allocated                       877,035
                                                                                                 ---------------

                  Portion of impaired loan balance for which an
                   allowance for loan losses is allocated                                        $     1,428,042
                                                                                                 ===============

                  Portion of allowance for loan losses allocated to impaired loan balance        $       350,000
                                                                                                 ===============

5.        IMPACT OF NEW ACCOUNTING STANDARDS:

         Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It became effective for some transactions occurring after December 31, 1996 and will be effective for others in 1998. The impact of partial adoption in 1997 was not material to the June 30, 1997 consolidated financial statements, and the impact of the complete adoption in 1998 is also not expected to be material to the consolidated financial statements.

         In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which revised the accounting requirements for calculating earnings per share. Basic earnings per share for the quarter ended December 31, 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has dilution from stock options, the new calculation methods will increase basic earnings per share over what otherwise would have been reported as primary earnings per share, while there is anticipated to be little effect on fully diluted earnings per share.

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




                                   11 of 26

                                    Item 1.
                        Financial Statements, Continued
                       PERPETUAL MIDWEST FINANCIAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5.       IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (Continued):

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


                                   12 of 26

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

GENERAL (Continued):

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

At the end of 1996 the Company's board of directors and management determined that the change to year 2000 would be pervasive and complex for many areas of the Company and should be addressed across the full spectrum of the Company. In January 1997 the Company's board of directors determined to support and to provide for the allocation of sufficient human and financial resources to carry out an effective year 2000 issues and resolution program, and established a committee to actively evaluate the Company's preparedness for the year 2000. Members of the committee were selected, primarily for their operational functions with the Bank. The committee was requested to primarily perform the following functions:
          1) Develop a program to identify operational areas (including a survey and review of the Company's business customers) of possible complications resulting from the changes to and uses of the year 2000.
          2) Establish benchmarks for the implementation of testing on each of the operational areas identified above.
          3) Implement procedures to monitor the program and be prepared to formalize and implement a contingency plan if the Company's program 2000 corrective actions will not be completed as scheduled.
          4) Coordinate and direct the Company's resources to ensure that the Company's program 2000 continues on schedule.
          5) Develop a procedure for awareness guidelines as they may become available from the Company's industry/trade organizations and the Company's regulators, the FDIC, the OTS and the Federal Financial Institutions Examination Council (the "FFEIC").



                                   13 of 26

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

GENERAL (Continued):

To date the Company's 2000 program committee has identified the operational areas of the Company that may have possible complications resulting from a change to the year 2000, including forms, vendors, the Company's data processing provider, and in-house data processing programs, and the committee has developed a program for benchmark testing of these areas. The committee's program of issues and events was recently submitted to the OTS for an off-site examination and review for the Company's awareness and preparedness for the year 2000 impact. The OTS found that the Company is making adequate progress addressing year 2000 issues.

By using resources available to it, primarily the 2000 program committee, the Bank has not incurred any significant direct expenses for activities related to the year-2000 change. The 2000 program committee has confirmed that the Bank's off-site data processor and servicer is on schedule with their program to facilitate data processing changes required for the year-2000 change. Management does not expect any significant change to its EDP user costs as a result of the data processor's year-2000 changes. Management does also does not expest to incur any significant expense or use of additional resources, for the Bank's 2000 program, pending a final close of the Company's and Bank's merger with Commercial Federal at the merger effective date (See-"Reorganization and Merger Agreement Dated December 15, 1997").

FINANCIAL CONDITION:

Total assets decreased $5.1 million to $392.1 million at December 31, 1997 from $397.2 million at June 30, 1997. This decrease was primarily attributable to a $27.4 million increase in loans receivable, net, offset by a $13.0 million decrease in cash and cash equivalents and a $17.7 million decrease in securities available for sale.

Loans receivable, net, increased $27.4 million to $337.9 million at December 31, 1997 from $310.5 million at June 30, 1997. The increase in loans receivable, net, was funded primarily by sales, repayments and maturities of securities and net deposit increases.

There are no significant changes to the geographic concentrations of the Company's out-of-territory loans. The Company had no foreign loans outstanding at December 31, 1997.

Total deposits increased $8.7 million to $313.9 million at December 31, 1997. Management attributes this increase to the Company's expanded marketing efforts and competitive array of deposit products.

Borrowed funds at December 31, 1997 totaled $38.7 million as compared to $52.2 million at June 30, 1997. Borrowed funds consisted of $19.0 million of long-term advances and $19.5 million of short term advances (due in 12 months or less) primarily from the Federal Home Loan Bank of Des Moines.

At December 31, 1997 stockholders' equity totaled $35.0 million as compared to $33.9 million at June 30, 1997 or an increase of $1.1 million. Stockholders' equity increased primarily due to a net income of $993,000 for the six

                                   14 of 26

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

FINANCIAL CONDITION (Continued):

months ended December 31, 1997, a net of tax reduction of $115,000 from June 30, 1997 for net unrealized depreciation in securities available for sale, a net decrease of $114,000 in treasury stock due to stock option exercises, and a reduction of the contra-equity accounts for Employee Stock Ownership Plan and Unearned Compensation in the amount of $113,000, primarily offset by a reduction of equity in the amount of $282,000 paid out for cash dividends.


RESULTS OF OPERATIONS

          Comparison of Three Months Ended December 31, 1997 and 1996

The Company had net income after tax of $438,000 or $0.24 per share of common stock for the three months ended December 31, 1997 compared to $81,000 or $0.04 per share of common stock for the same period in 1996. The increase in net income for the three months ended December 31, 1997 compared to the same period last year was predominately due to a $ 301,000 increase in net interest income, a $282,000 decrease in provision for loan losses, and a $71,000 decrease in noninterest expense, partially offset by a $237,000 increase in income tax provision and a $59,000 decrease in noninterest income.

Net interest income, before provision for loan losses, increased $301,000 to $2.9 million for the three months ended December 31, 1997 compared to $2.6 million for the same period in 1996. Interest income increased $426,000, offset by a $125,000 increase in interest expense for the three months ended December 31, 1997 compared to the same period last year.

Provision for loan losses decreased $282,000 for the three months ended December 31, 1997 as compared to the same period in 1996, primarily due to a decrease in the Company's actual loan losses over the previous year (See - "Non-performing Assets and Loan Loss Provision").

Noninterest income for the three months ended December 31, 1997, was $433,000 compared to $492,000 for the same period in 1996. Loan servicing fees decreased $18,000 to $75,000 for the three months ended December 31, 1997 compared to $93,000 for the same period in 1996, primarily due to a declining average balance of loans serviced for others. The average balance of loans serviced for others was $108.8 million during the three months ended December 31, 1997 compared to $126.1 million during the same period last year. Gain or loss on the sales of available for sale securities and loans held for sale reflected a net gain of $49,000 for the three months ended December 31, 1997 compared to a net gain of $165,000 for same period last year. Net trading securities gains were $14,000 for the three months ended December 31, 1997, compared to a $19,000 net trading gain for the same period last year.



                                   15 of 26

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                           And Results of Operations
                                   Continued

RESULTS OF OPERATIONS: Comparison of Three Months Ended December 31, 1997
                       and 1996 (Continued)

Other noninterest income increased $79,000 for the three months ended December 31, 1997 to $294,000 as compared to $215,000 for the three months ended December 31, 1996, primarily due to a $10,000 increase in mortgage loan fees, a $40,000 increase in savings fees, and a $17,000 increase in non-mortgage fees.

Noninterest expense was primarily flat at $2.3 million for the three months ended December 31, 1997 compared to $2.3 million for the same period in 1996. Compensation and benefits decreased $7,000 to $858,000 compared to $865,000 for the same period last year. Occupancy and equipment expense decreased $10,000 to $386,000 for the three months ended December 31, 1997 compared $396,000 for the same period last year. The regular SAIF deposit insurance premium expense decreased $69,000 to $48,000 for the three months ended December 31, 1997. The decrease in the regular SAIF deposit insurance premium was primarily due to a reduction in the SAIF premium rates after the Company was assessed a one-time charge of $1.5 million in the quarter ended September 30,1996 by the FDIC to recapitalize the Savings Association Insurance Fund in 1996. The Company's regular annualized SAIF Federal insurance premium rates for the three months ended December 31, 1997 and 1996 were 0.063% and 0.18%, respectively (See "--Insurance of Accounts and SAIF Deposit Premium"). Gain or loss on foreclosed real estate reflected a gain of $1,000 for the three months ended December 31, 1997 compared to a loss of $6,000 for the same period in 1996. Other noninterest expense increased $23,000 to $978,000 for the three months ended December 31, 1997 compared to $955,000 for the same period last year. Data processing expense and professional fee expense are the largest categorical increases in other noninterest expense for the three months ended December 31, 1997 as compared to the same period last year. Data processing expense increased $23,000 primarily due to an increase in the number of accounts serviced. Professional fee expense increased $79,0000 primarily due to additional professional services requested by the Company during the three months ending December 31, 1997 as compared to the prior year.

Income tax provision increased $237,000 to $312,000 for the three months ended December 31, 1997 compared to $75,000 for the same period in 1996. The increase primarily reflected tax provision on the greater amount of income before tax.


           Comparison of Six Months Ended December 31, 1997 and 1996

The Company had net income of $993,000 or $0.55 per share of common stock for the six months ended December 31, 1997 compared to a net loss of $472,000 or $0.26 per share for the same period in 1996. The increase in net income resulted from a $1.5 million decrease in noninterest expense, a $606,000 increase in net interest income, and a $282,000 decrease in provision for loan losses, partially offset by a $947,000 increase in income tax expense and a $17,000 reduction in noninterest income.



                                   16 of 26

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued


RESULTS OF OPERATIONS: Comparison of Six Months Ended December 31, 1997 and 1996
                                  (Continued)

Net interest income before provision for loan losses increased $606,000 to $5.7 million for the six months ended December 31, 1997 as compared to $5.1 million for the same period last year. Interest income increased $783,000 for the six months ended December 31, 1997 compared to the same period last year, primarily due to a 37 basis point increase in the yield on average interest-earning assets, and an increase of $3.0 million in the average balance of interest-earning assets. Interest expense increased $177,000 for the six months ended December 31, 1997 compared to the six months ended December 31, 1996, primarily due to an $8.0 million increase in the average balance of interest-bearing liabilities, offset, by a 3 basis point decrease in the cost of interest-bearing liabilities.

Provision for loan losses decreased $282,000 for the six months ended December 31, 1997 as compared to the same period in 1996, primarily due to a decrease in the Company's actual loan losses over the previous year (See -
"Non-performing Assets and Loan Loss Provision").

Noninterest income for the six months ended December 31, 1997 was $893,000 compared to $910,000 for the same period in 1996. Net gains and losses on the sale of securities available for sale and loans held for sale reflected a net gain of $137,000 for the six months ended December 31, 1997, compared to a net gain of $236,000 for the same period last year. The decrease in net gains on the sales of these assets primarily reflects the decreased volume of fixed-rate loans sold under the Company's one-to four- family mortgage loan selling program. Loan sales during the six months ended December 31, 1997 and 1996 were $9.9 million and $15.4 million respectively. Loan servicing fees decreased $33,000 to $158,000 for the six months ended December 31, 1997 compared to $191,000 for the same period in 1996, primarily due to a declining average balance of loans serviced for others. The average balance of loans serviced for others was $102.1 million during the six months ended December 31, 1997 compared to $127.8 million during the same period last year.

Net trading gains were $34,000 for the six months ended December 31, 1997 compared to $65,000 for the same period in 1996.

Other noninterest income increased $146,000 for the six months ended December 31, 1997 to $565,000 compared to $419,000 for the six months ended December 31, 1996. The increase was predominately due to an increase of $88,000 in mortgage loan fees and a $58,000 increase in demand deposit account and other miscellaneous fees.

Noninterest expense decreased $1.5 million to $4.5 million for the six months ended December 31, 1997 compared to $6.0 million for the six months ended December 31, 1996. The most significant item causing the decrease was a one-time $1.5 million assessment by the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF") (See "--Insurance of Accounts and SAIF Deposit Premium") expensed during the 1996 period. Compensation and benefits remained flat at $1.8 million for both the six month period ended December 31, 1997 and 1996. Occupancy and equipment decreased $10,000 to $773,000 for the six months ended December 31, 1997 compared

                                   17 of 26

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued


RESULTS OF OPERATIONS: Comparison of Six Months Ended December 31, 1997 and 1996
                                  (Continued)

to $783,000 for the same period last year. The regular portion of the SAIF deposit premium expensed decreased $166,000 to $94,000 for the six months ended December 31, 1997 compared to $260,000 for the six months ended December 31 1996. The Company's annual premium rate decreased to 0.063 from 0.18 for the last quarter of the six months ended December 31, 1997 and 1996 respectively. Net losses on foreclosed assets decreased $10,000 for the six months ended December 31, 1997 compared to the same period in 1996.

Other noninterest expense increased $136,000 to $1.9 million for the six months ended December 31, 1997 compared to $1.7 million for the six months ended December 31, 1996. Professional fee expense increased $204,000 to $345,000 for the six months ended December 31, 1996 compared to $141,000 for the same period last year. This increase in expense was primarily due to additional professional services requested by the Company connected to Company's pending merger with Commercial Federal Corporation, of Omaha, Nebraska, (See-"Reorganization And Merger Agreement Dated December 15, 1997"), and an increase of $44,000 in data processing expense. There were no other individual expense categories in the summary category of other noninterest expense with increases greater than $25,000 as compared to the previous year. The increased expenses were largely offset by a $245,000 decrease in other expenses connected with a potential claim on disbursements related to a borrower's account, which expenses were booked in the six months ended December 31, 1996.

Income tax provision increased $947,000 to an expense of $661,000 for the six months ended December 31, 1997 compared to a benefit of $286,000 for the same period in 1996. The increase primarily reflected the increase in net income for the six months ended December 31, 1997 compared to a net loss for the six months ended December 31, 1996.

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


                                   18 of 26

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued


RESULTS OF OPERATIONS: Comparison of Six Months Ended December 31, 1997 and 1996
                                  (Continued)

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

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS:

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan loss. Provisions for loan losses in the amount of $270,000 were recorded for the three months ended December 31, 1997 compared to $552,000 for the three months ended December 31, 1996. The Company's allowance for loan loss was $2.9 million or 0.87% of net loans receivable at December 31, 1997 as compared to $3.0 million or 0.96% at June 30, 1997. While management believes that the current allowance for loan loss is adequate to absorb loan losses in the existing loan portfolio, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

The non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans and other assets which have been acquired as a result of foreclosure or repossession. The volume of non-performing assets was unchanged from $1.2 million or .30% of assets at June 30, 1997 and $1.2 million or .31% of assets at December 31, 1997, exclusive of troubled


                                   19 of 26

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (Continued)

debt restructured loans. The ratio of the loss allowance to non-performing assets decreased slightly from 2.5 times at June 30, 1997 to 2.4 times at December 31, 1997.

Troubled Debt Restructures. The Company does not consider troubled debt restructurings to be "non-performing loans". At June 30, 1997, the Company held one restructured loan secured by a property located in Newport Beach, California. This loan was secured by an office/warehouse building on leased ground with an outstanding book balance of $424,000. This loan was paid off during the three months ending December 31, 1997. At December 31, 1997, the Company held one restructured loan secured by a property located in Liberty, Iowa. This loan is secured by a first mortgage on a residential home and certain titled vehicles. This loan was restructured to provide a longer amortization period based on the borrower's current and limited repayment capacity. At December 31, 1997, the balance of the loan was $61,000 and management has allocated an allowance for loss on this loan equal to the full amount of the loan or $61,000.

Foreclosed Assets. As of December 31, 1997, the Company had $61,000 of foreclosed and repossessed assets which represented six automobiles totaling $33,000, three repossessed motorcycles with a combined book value of $13,000, an all terrain vehicle (ATV) at a book value of $2,000 and a camper carried at a book value of $13,000. Management may initiate foreclosure on any specific impaired loan described below if a further review of that specific loan indicates a further deterioration of the collateral or cash flow. Based on a review of the Company's assets at December 31, 1997 and the current economic environment, management does not expect to initiate any significant foreclosures or repossessions of assets, other than impaired assets with the conditions described previously, during the quarter following that review date, and they continue to monitor other loans of concern.

Impaired Loans. The Company had three loans classified as impaired at December 31, 1997 totaling $2.3 million, offset by an allocated allowance for loan losses in the amount of $350,000.

The largest loan included in impaired loans is a $1.4 million business loan of which approximately 53% is secured by real estate and improvements and the remainder of the loan is secured by business assets. The loan was granted to an existing trucking and freight company in the Company's market area for the purpose of expanding the trucking operation, including relocation of their trucking terminal. A significant portion of the trucking company's revenue was dependent upon a single contract which expired and was not renewed, resulting in a deterioration of cash flows from the trucking operation. A collateral analysis was performed by the Company in December 1997, which estimated a loss exposure of $350,000 at December 31, 1997. Based on its review, the Company allocated an allowance for loan losses in the amount of $350,000 for this loan. The loan was current at December 31, 1997 and management will continue to monitor this loan closely.

The second largest loan included in impaired loans is a $590,000 business loan originated in 1995 for the development, production and marketing of a software-based legal reference system. The loan is secured by a commercial office building and business assets located in the Company's market area and marketable securities.

                                   20 of 26

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                           And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (Continued)

The loan was delinquent one month at December 31, 1997 and the borrower incurred six delinquencies over the past twelve months.

The third loan included in impaired loans is a $287,000 business loan which was originated in 1996 for $600,000 to floor plan a dealer in the Company's local market area. The dealer is primarily a seller of new and used lawn and garden equipment and small farm implements. This loan continues to be monitored by management and management continues to work with the dealer to further reduce the debt as sales occur. Although the loan has been reduced by $313,000 over the past six months, $63,000 is owed and delinquent on principal curtailments according to the loan agreement.

At June 30, 1997 a large loan included in impaired loans was a $632,000 loan secured by an office/warehouse mortgage loan in Newport Beach, California. This loan is discussed above under Troubled Debt Restructures and was paid off during the quarter ending September 30, 1997.

A $324,000 loan secured by a multi-tenant retail/office building located in the central business district of Marion, Iowa was classified as impaired at June 30, 1997 and paid off during the quarter ended September 30, 1997 without loss.

Other Loans of Concern. As of December 31, 1997 there were $4.8 million of other loans of concern not discussed above where known information about the possible credit problems of borrowers or the cash flows of the collateral properties have caused management to have concerns as to the ability of the borrower to comply with present loan repayment terms and which may result in the future inclusion of such loans as non-performing or impaired asset categories. Other loans of concern have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses. Set forth below is a description of the larger components of other loans of concern.

The Company is monitoring a combination of fourteen real estate loans to one borrower aggregating $743,000 and secured by a laundromat, a commercial/retail building, six separate apartment complexes and five single-family rental properties, all of which are located in the Company's market area. These loans were originated during 1995 and 1996, however, recent analysis indicates that the aggregate loan to value has increased. The loans were current at December 31, 1997, however, several delinquencies were incurred over the past twelve months. Based on the recent analysis, an allowance for loan losses has been allocated for these loans in the amount of $32,000.

The Company is monitoring a second large commercial real estate loan of concern in the amount of $2.4 million and secured by a commercial/office building complex in Cedar Rapids, Iowa. This loan was originated in January, 1995 at a loan to value ratio of 80% for the purpose of remodeling and converting a commercial warehouse facility to a commercial/office building complex for rental purposes. Although the loan was current at December 31,


                                   21 of 26

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (Continued)

1997, a recent analysis indicates a shortage of cash flows from the security to cover the debt, primarily due to a current high vacancy rate. Management will continue to monitor this loan closely.

A third large loan of concern is a 42 unit multi-family complex in Ft. Worth, Texas. This loan was originated in 1986 for $600,000 at a loan to value ratio of 55% and the Company purchased a 75% participation interest at origination. The balance of the loan at December 31, 1997 was $443,000 and the Company's 75% participation interest amounted to $333,000. Although the loan was current at December 31, 1997, a recent analysis indicated a shortage of cash flows from the collateral to cover the debt, and the related note on this loan ballooned December 1, 1996. The property is listed for sale, and management granted the borrower's request for an extension of the balloon date to September 1, 1998, to allow more time for selling the property.

The Company is monitoring a commercial real estate loan in the amount of $580,000 secured by a two-story building with multi-tenant office suites located in Van Nuys, California. This loan was originated in 1986 at a 67% loan to value ratio with a balloon date in February, 1996, however, the borrower was not able to refinance the loan in the local market of the security. The Company granted a five-year extension on the loan to balloon in February 2001. The Company continues to monitor this loan based upon the California real estate market indicating that the borrower could not refinance in the local market. An allowance for loan loss has been allocated for this loan in the amount of $300,000. The loan was current at December 31, 1997, with no delinquencies over the past twelve months.

At September 30, 1997, the Company discussed a large loan of concern secured by a communications building located in Denver, Colorado in the amount of $560,000. This loan was paid off during the quarter ended December 31, 1997.

A large loan of concern is secured by a restaurant in the Company's market area. This loan was originated in 1994 at a 64% loan to value ratio in the amount of $450,000. At December 31, 1997, the balance of the loan was $396,000 and although the loan was current at that date, the borrower had three delinquencies over the past twelve months. A recent credit analysis indicated a decreasing sales volume and net operating margin for the restaurant. The obligor feels that the declining sales volume is due to lack of marketing and working capital. The restaurant and property was recently sold on contract and will operate under new management. Management continues to monitor the credit status of this loan and the operations under the new management.

There were no other loans of concern in excess of $500,000 being monitored by the Company. The balance of other loans of concern consists of one- to four-family loans totaling $35,000, commercial and multi-family real estate loans totaling $450,000, consumer loans totaling $201,000 and commercial business loans totaling $392,000. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.


                                   22 of 26

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

Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of net withdrawable savings deposits and borrowings payable on demand or in five years or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at a level in excess of those required. At December 31, 1997, the Bank's liquidity ratio was 9.50%, which was in excess of the minimum regulatory requirements.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At December 31, 1997, the Company had outstanding commitments to extend credit which amounted to $52.6 million, of which $40.9 million is available lines of credit, $7.8 million for one-to four-family residential, $1.3 million for multifamily residential, $1.4 million for commercial real estate, and the remaining $1.2 million for consumer/business loans. Management believes loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

During the six month period ended December 31, 1997, there was a net decrease of $13.0 million in cash and cash equivalents. This decrease was a result of reinvestment of cash into other interest-earning assets with a higher yield, and repayment of borrowed funds. The major source of cash during the period was $17.8 million from sales and repayments of securities available for sale, and an $8.7 million increase in deposits. Major uses of funds included a net increase in loans receivable of $16.8 million, repayment of Federal Home Loan Bank advances of $14.5 million, and purchase of loans receivable of $11.2 million.

At December 31, 1997, the Bank's tangible and core capital was $32.0 million or 8.19% of adjusted total assets, which was in excess of the 1.5% tangible capital requirement by $26.2 million, and in excess of the 3.0% core capital requirement by $20.3 million. The Bank also had risk-based capital of $34.6 million at December 31, 1997, or 12.23% of total risk-weighted assets, which exceeded the 8.0% risk-based capital requirement by $12.0 million. The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities classified as "available for sale" under SFAS No. 115 are not included in the Bank's regulatory capital.

                                   23 of 26

                                    Item 2.
                       PERPETUAL MIDWEST FINANCIAL, INC.
          Management's Discussion and Analysis of Financial Condition
                          And Results of Operations
                                   Continued

REORGANIZATION AND MERGER AGREEMENT DATED DECEMBER 15, 1997:

The Company entered into a Reorganization and Merger Agreement dated December 15, 1997, by and among Perpetual Midwest Financial, Inc. ("Perpetual Midwest") and Commercial Federal Corporation ("Commercial"), and Perpetual Savings Bank, FSB ("Perpetual Savings "), a wholly owned subsidiary of Perpetual Midwest, and Commercial Federal Bank, A Federal Savings Bank ("Commercial Bank"), a wholly owned subsidiary of Commercial, pursuant to which, among other things,
(i) Perpetual Midwest will be merged (the "Merger") with and into Commercial with Commercial as the surviving corporation, (ii) Perpetual Savings will be merged with and into Commercial Bank, with Commercial Bank as the surviving financial institution and (iii) each share of the common stock, par value $.01 per share, of Perpetual Midwest issued and outstanding immediately prior to the effective time of the Merger (except for certain shares held, other than in a fiduciary capacity or as a result of debts previously contracted, by Perpetual Midwest or Commercial or their respective subsidiaries) shall be converted into .5757 of a share of common stock, par value $.01 per share (or
0.8636 shares taking into account Commercial's 3- for -2 split payable December 15, 1997, of Commercial common stock, with attached Rights (as defined in the Merger Agreement) subject to possible adjustment as described in the Merger Agreement, with cash paid in lieu of issuing fractional shares.

                       PERPETUAL MIDWEST FINANCIAL, INC.
                          PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDING

         The Bank is a defendant to a lawsuit in which the plaintiff alleges that Perpetual Savings agreed to purchase certain mobile home loans from the plaintiff's acquired subsidiary. The plaintiff is seeking to compel the Bank to purchase the loans and is alleging damages of approximately $400,000. Management of Perpetual Savings believes that this claim is without merit and does not anticipate that there will be any material adverse effect on the financial condition or results of operation of the Bank as a result of this litigation. There are no other material legal proceedings to which the Company or the Bank is a party or of which any of their property is subject.
         From time-to-time, the Bank is a party to various legal proceedings incident to its business.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a)       The Annual Meeting of stockholders was held on October
                  24,1997.

         b) The matter approved by stockholders at the annual meeting and number of votes cast for, against or withheld as to each matter are set forth below:




                                   24 of 26

                       PERPETUAL MIDWEST FINANCIAL, INC.
                          PART II - OTHER INFORMATION
                                  (Continued)

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

                  Election of the following Directors
                    For a three year term:        For       Against    Withheld
                                               ---------    -------    --------
                           James L. Roberts    1,491,458    75,610      14,145
                           Robert H. O'Meara   1,489,878    75,610      15,725

                  Ratification of the appointment of Crowe Chizek and Company \ LLP, as the Company's auditors for the fiscal year ending June 30, 1998:
                           For                         1,403,125
                           Against                       160,640
                           Abstain                        17,448


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         1. The Company filed a form 8-K dated December 23, 1997, concerning the Company's execution of a Reorganization and Merger Agreement, dated December 15, 1997 .

         2. The Company filed a form 8-K dated January 22, 1998, concerning the press release of earnings for the three and six months ended December 31, 1997 and announcing that the Company would pay a cash dividend of $0.075 (seven and one-half cents) per share of outstanding common stock on February 11, 1998 to stockholders of record as of January 31, 1998.



















                                   25 of 26

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PERPETUAL MIDWEST FINANCIAL, INC.
                                  Registrant


Date:  February 10, 1998              /s/ James L. Roberts
     ------------------------      ------------------------------------------
                                   James L. Roberts, President and Chief
                                   Executive Officer


Date:  February 10, 1998              /s/ Rick L. Brown
     ------------------------      ------------------------------------------
                                   Rick L. Brown, Executive Vice President
                                   and Chief Financial Officer




























                                   26 of 26