Form 10-Q
period 1998-03-31
PERPETUAL MIDWEST FINANCIAL INC
filed 1998-05-11
CIK 916482

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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


There were 1,988,261 shares of Common Stock ($0.01 par value) outstanding as of May 4, 1998.




                                    1 of 25

                       PERPETUAL MIDWEST FINANCIAL, INC.

                                     INDEX
                                     -----

PART I.  Financial Information                                         Page No.
         ---------------------                                         --------

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets -
                    March 31, 1998 and June 30, 1997                      3

                  Condensed Consolidated Statements of Income -
                    Three and Nine Months Ended March 31, 1998
                    and March 31, 1997                                    4

                  Consolidated Statement of Changes in Stockholders'
                    Equity - March 31, 1998                               5

                  Condensed Consolidated Statements of Cash Flows -
                    Three and Nine Months Ended March 31, 1998
                    and March 31, 1997                                   6-7

                  Notes to Condensed Consolidated Financial Statements   8-12


         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   12-23


PART II. Other Information

         Item 1. Legal Proceedings                                        23

         Item 4. Submission of Matters to a Vote of Security Holders      24

         Item 6. Exhibits and Reports on Form 8-K                         24

         Signatures                                                       25


                                    2 of 25

                       PERPETUAL MIDWEST FINANCIAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                               March 31, 1998               June 30, 1997
                                                                           ----------------------       --------------------
                                                                                (Unaudited)
Cash and due from financial institutions                                   $          8,155,633         $          6,066,803
Interest-earning deposits in other financial institutions-short term                  5,650,389                   20,933,322
                                                                           --------------------         --------------------
     Cash and cash equivalents                                                       13,806,022                   27,000,125

Trading securities                                                                      346,075                      756,625
Securities available for sale                                                        22,603,496                   41,143,033
Loans receivable, net of allowance for loan losses of $3,031,296
   and $2,973,457 at March 31, 1998 and June 30, 1997                               348,857,197                  310,522,161
Federal Home Loan Bank stock at cost                                                  4,640,900                    4,640,900
Loan held for sale                                                                      469,640                      889,367
Accrued interest and dividends receivable                                             2,452,073                    2,589,365
Premises and equipment, net                                                           6,888,020                    7,203,686
Other assets                                                                          1,887,779                    2,484,211
                                                                           --------------------         --------------------
          Total assets                                                     $        401,951,202         $        397,229,473
                                                                           ====================         ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Demand deposits                                                         $         10,538,244         $          9,943,176
   Savings and NOW deposits                                                         116,520,046                   98,882,369
   Certificates of deposit                                                          193,576,620                  196,339,722
                                                                           --------------------         --------------------
     Total deposits                                                                 320,634,910                  305,165,267
Borrowed funds                                                                       40,120,077                   52,203,351
Advances from borrowers for taxes and insurance                                         377,816                      828,198
Accrued interest payable                                                              2,436,505                    3,021,590
Other liabilities                                                                     2,233,343                    2,121,405
                                                                           --------------------         --------------------
          Total liabilities                                                         365,802,651                  363,339,811

Stockholders' equity
   Common stock, $.01 par value, authorized: 6,000,000
     shares; issued: 2,123,984 shares; outstanding:1,949,873
     and 1,882,575 shares at March 31, 1998 and June 30, 1997                            21,240                       21,240
   Additional paid-in capital                                                        20,337,820                   20,712,302
   Retained earnings (substantially restricted)                                      19,416,383                   18,367,609
   Net unrealized depreciation on securities available for sale
     (net of tax of $90 and $76,863 for March 31, 1998
     and June 30, 1997)                                                                    (151)                    (129,204)
   Less:  Treasury stock (174,111 and 241,409 shares at cost at
                 March 31, 1998 and June 30, 1997)                                   (2,930,707)                  (4,039,766)
              Unearned ESOP shares                                                     (558,034)                    (610,542)
              Unearned compensation                                                    (138,000)                    (431,977)
                                                                           --------------------         --------------------
                   Total stockholders' equity                                        36,148,551                   33,889,662
                                                                           --------------------         --------------------

          Total liabilities and stockholders' equity                       $        401,951,202         $        397,229,473
                                                                           ====================         ====================

     See accompanying notes to condensed consolidated financial statements

                                    3 of 25

                       PERPETUAL MIDWEST FINANCIAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        Three Months Ended                        Nine Months Ended
                                                        ------------------                        -----------------
                                               March 31, 1998        March 31, 1997        March 31, 1998        March 31, 1997
                                               --------------        --------------        --------------        --------------
 Interest income
   Loans receivable, including fees            $ 7,229,485           $ 6,271,523            $ 21,297,903          $ 18,799,164
   Trading securities                                2,342                10,679                  13,567                42,209
   Securities available for sale                   310,377               944,351               1,145,229             2,525,272
   Other                                           176,758               121,664                 651,142               587,206
                                               -----------            ----------             -----------           -----------
                                                 7,718,962             7,348,217              23,107,841            21,953,851

 Interest expense
   Deposits                                      4,142,190             3,720,106              12,330,620            10,919,355
   Borrowed funds                                  597,028               923,400               2,051,880             3,190,357
                                               -----------            ----------             -----------           -----------
                                                 4,739,218             4,643,506              14,382,500            14,109,712
                                               -----------            ----------             -----------           -----------

 Net interest income                             2,979,744             2,704,711               8,725,341             7,844,139

 Provision for loan losses                         280,000               271,000                 775,000             1,048,000
                                               -----------            ----------             -----------           -----------

 Net interest income after provision
   for loan losses                               2,699,744             2,433,711               7,950,341             6,796,139

 Noninterest income
   Loan servicing fees, net                         66,703                92,520                 224,305               283,060
   Net realized gains (losses) on sales
      of securities available for sale                 290                (1,256)                   (289)               46,070
 Net gains from sales of loans held for sale        54,890                69,522                 192,098               257,994
   Net trading securities gains                     28,303                 9,335                  62,214                74,214
   Other                                           368,801               295,760                 933,919               714,803
                                               -----------            ----------             -----------           -----------
                                                   518,987               465,881               1,412,247             1,376,141

 Noninterest expense
   Salaries and employee benefits                  796,606               878,961               2,556,103             2,643,828
   Occupancy and equipment                         416,380               398,616               1,189,656             1,181,928
   SAIF deposit insurance premium                   48,643                44,725                 142,608             1,789,997
   Net (gains) losses on foreclosed assets          (2,900)               11,192                  (2,310)               21,507
   Other                                           969,368               852,604               2,831,728             2,578,991
                                               -----------            ----------             -----------           -----------
                                                 2,228,097             2,186,098               6,717,785             8,216,251
                                               -----------            ----------             -----------           -----------

 Income (loss) before income taxes                 990,634               713,494               2,644,803               (43,971)

 Income tax expense (benefit)                      362,500               279,035               1,023,698                (6,465)
                                               -----------            ----------             -----------           -----------

 Net income (loss)                             $   628,134            $  434,459             $ 1,621,105           $   (37,506)
                                               ===========            ==========             ===========           ===========

 Basic earnings per share                      $      0.34            $     0.24             $      0.90           $     (0.02)

 Diluted earnings per share                    $      0.33            $     0.23             $      0.87           $     (0.02)


    See accompanying notes to condensed consolidated financial statements.

                                    4 of 25

                       PERPETUAL MIDWEST FINANCIAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                 Net Unrealized
                                                                                                 Depreciation on
                                                                    Additional                     Securities
                                                        Common        Paid-in       Retained        Available      Treasury
                                                         Stock        Capital       Earnings        for Sale         Stock
                                                         -----        -------       --------        --------         -----
Balance at June 30, 1997                              $   21,240    $ 20,712,302   $ 18,367,609     $ (129,204)   $ (4,039,766)

Effect of contribution to fund ESOP                         --              --             --             --              --

Market adjustment of ESOP shares                            --           224,108           --             --              --

Amortization of RRP contribution                            --              --             --             --              --

Tax effect of stock plans                                   --            56,015           --             --              --

Purchase of 9,650 shares treasury stock                     --              --             --             --          (203,752)

Issuance of 76,948 shares from treasury stock
   in connection with exercise of stock options             --          (570,822)          --             --         1,340,302

Effect of exercise of 9,947 stock options                   --           (83,783)          --             --           (27,491)

Net changes in unrealized depreciation on
  securities available for sale                             --              --             --          129,053            --

Cash dividends paid - $0.30 per share                       --              --         (572,331)          --              --

Net income                                                  --              --        1,621,105           --              --
                                                      ----------    ------------   ------------      ---------    ------------

Balance at March 31, 1998                             $   21,240    $ 20,337,820   $ 19,416,383      $    (151)   $ (2,930,707)
                                                      ==========    ============   ============      ==========   ============

                              (RESTUBBED TABLE)



                                                       Unearned                         Total
                                                         ESOP          Unearned     Stockholders'
                                                        Shares       Compensation      Equity
                                                        ------       ------------      ------
Balance at June 30, 1997                                $ (610,542)    $ (431,977)   $ 33,889,662

Effect of contribution to fund ESOP                         52,508           --            52,508

Market adjustment of ESOP shares                              --             --           224,108

Amortization of RRP contribution                              --          293,977         293,977

Tax effect of stock plans                                     --             --            56,015

Purchase of 9,650 shares treasury stock                       --             --          (203,752)

Issuance of 76,948 shares from treasury stock
   in connection with exercise of stock options               --             --           769,480

Effect of exercise of 9,947 stock options                     --             --          (111,274)

Net changes in unrealized depreciation on
  securities available for sale                               --             --           129,053

Cash dividends paid - $0.30 per share                         --             --          (572,331)

Net income                                                    --             --         1,621,105
                                                        ----------     ----------    ------------

Balance at March 31, 1998                               $ (558,034)    $ (138,000)   $ 36,148,551
                                                        ==========     ==========    ============

    See accompanying notes to condensed consolidated financial statements.

                                    5 of 25

                       PERPETUAL MIDWEST FINANCIAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                            Three Months Ended                         Nine Months Ended
                                             ------------------------------------------    -----------------------------------------
                                                 March 31, 1998        March 31, 1997          March 31, 1998       March 31, 1997
                                             ---------------------  --------------------    --------------------  ------------------
 Cash flows from operating activities
   Net income (loss)                                  $  628,134           $  434,459         $   1,621,105            $  (37,506)
   Adjustments to reconcile net income
      to net cash from operating activities
        Depreciation                                     170,276              183,009               515,701               574,139
        Amortization of:
           Unearned compensation                         207,175               50,000               293,977                74,300
           Premiums and discounts on
              securities, net                             45,486               65,780               161,995               283,141
        Provision for loan losses                        280,000              271,000               775,000             1,048,000
        Net (gains) losses on sales of:
           Securities available for sale                    (290)               1,256                   289               (46,070)
           Loans held for sale                           (54,890)             (69,522)             (192,098)             (257,994)
           Foreclosed assets, net                         (2,900)              11,192                (2,310)               21,507
        Purchase of:
           Trading securities                               --               (245,000)                 --                (353,750)
        Net trading securities (gains)                   (28,303)              (9,335)              (62,214)              (74,214)
        Proceeds from sales of:
           Trading securities                            138,328              495,717               472,764               737,576
           Loans originated for sale                   4,965,099            5,514,147            14,824,975            20,959,665
        Origination of loans held for sale            (5,226,849)          (4,751,575)          (14,213,150)          (19,462,309)
        Market adjustment of ESOP shares                    --                   --                 149,895               158,628
        ESOP expense                                      26,793               40,726                52,508               124,760
        Change in:
           Accrued interest and dividends
              receivable                                  53,159             (262,531)              137,292              (124,260)
           Accrued expenses and other
              liabilities                                986,008              528,132              (398,934)               63,424
           Other assets                                   35,012              234,903               274,723              (332,528)
                                                     -----------          -----------           -----------           -----------
           Total adjustments                           1,594,104            2,057,899             2,790,413             3,394,015
                                                     -----------          -----------           -----------           -----------
           Net cash from operating activities          2,222,238            2,492,358             4,411,518             3,356,509

 Cash flows from investing activities Proceeds from:
      Sales of securities available for sale             514,181            6,482,880            13,097,415            23,232,088
      Maturities and principal payments of
        securities available for sale                    314,761              825,084             5,485,664             9,373,648
      Sales of foreclosed assets                          57,927               97,160               452,762               554,321
   Purchase of:
      Securities available for sale                         --            (18,948,114)                 --             (45,566,229)
      Loans receivable                                      --                   --             (11,175,070)                 --
      Premises and equipment, net                        (23,224)             (99,870)             (200,035)             (568,122)
   Net change in loans                               (11,231,581)           1,843,895           (28,084,467)           (1,856,096)
                                                     -----------          -----------           -----------           -----------
           Net cash from investing activities        (10,367,936)          (9,798,965)          (20,423,731)          (14,830,390)


                                  (Continued)

                                    6 of 25

                       PERPETUAL MIDWEST FINANCIAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                            Three Months Ended                         Nine Months Ended
                                             ------------------------------------------    -----------------------------------------
                                                 March 31, 1998        March 31, 1997          March 31, 1998       March 31, 1997
                                             ---------------------  --------------------    --------------------  ------------------
 Cash flows from financing activities
   Purchase of shares of treasury stock              $     --             $      --             $  (203,752)          $(2,036,628)
   Cash dividends                                       (290,181)            (143,121)             (572,331)             (437,404)
   Effect of exercise of stock options                      --                   --                (111,274)                 --
   Effect of treasury stock issued
      for stock plans                                    588,730                 --                 769,480                50,000
   Proceeds from Federal Home Loan
      Bank advances                                         --                   --                    --               5,000,000
   Repayment of Federal Home Loan
      Bank advances                                         --            (10,000,000)          (14,500,000)          (31,500,000)
   Net change in:
      Deposits                                         6,766,526            6,252,915            15,469,643            30,112,158
      Federal Home Loan Bank line of credit            1,500,000           13,000,000             2,500,000            13,000,000
      Other borrowed funds                               (86,280)            (256,505)              (83,274)              167,253
      Advance payments by borrower
      for taxes and insurance                           (482,619)            (486,333)             (450,382)             (534,174)
                                                     -----------          -----------           -----------           -----------
        Net cash from financing activities             7,996,176            8,366,956             2,818,110            13,821,205
                                                     -----------          -----------           -----------           -----------

 Net change in cash and cash equivalents                (149,522)           1,060,349           (13,194,103)            2,347,324

 Cash and cash equivalents at beginning
   of period                                          13,955,544           12,211,474            27,000,125            10,924,499
                                                     -----------          -----------           -----------           -----------

 Cash and cash equivalents at end of period          $13,806,022          $13,271,823           $13,806,022           $13,271,823
                                                     ===========          ===========           ===========           ===========


 Supplemental disclosures of cash flow information
   Cash paid during the period for
      Interest                                         4,143,846            3,703,757            14,951,679            13,844,672
      Income taxes                                       358,100              472,764               733,100               472,764

 Supplemental schedule of non-cash investing activities

   Assets acquired in settlement of loans                  7,258              108,352               280,043             1,025,828
   Loans originated from sale of assets acquired
      in settlement of loans                                --                   --                     --                450,000


    See accompanying notes to condensed consolidated financial statements.

                                    7 of 25

                                    Item 1.
                                    -------
                        Financial Statements, Continued
                        -------------------------------
                       PERPETUAL MIDWEST FINANCIAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------

1.       BASIS OF PRESENTATION:
         ----------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principals for complete presentation of financial statements. The unaudited information for the three and nine months ended March 31, 1998 and March 31, 1997 includes the consolidated results of operations of Perpetual Midwest Financial, Inc. (the "Company") and its wholly owned subsidiaries, Perpetual Savings Bank, FSB (the "Bank"), and Greatland Financial Services, Inc. To prepare consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. The estimates and assumptions affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.


2.       BORROWINGS FROM THE FEDERAL HOME LOAN BANK:
         -------------------------------------------

         Borrowings at March 31, 1998 primarily consisted of advances from the Federal Home Loan Bank of Des Moines (the "FHLB") bearing rates from 5.623% to 6.59%. The advances are collateralized by the Company's single-family and multi-family whole loans and mortgage-backed securities. Adjustable rate advances included $6.0 million indexed to the 1 month LIBOR rate which adjusts monthly. The Company also maintains a $20.0 million line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit had a balance of $2.5 million at March 31, 1998. The remaining balances of $31.5 million of advances are fixed rate, fixed term, with maturities from .5 months to 5.2 years.


3.       EARNINGS PER COMMON SHARE:
         --------------------------

         Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options and RRP vesting.


                                    8 of 25

                                    Item 1.
                                    -------
                        Financial Statements, Continued
                        -------------------------------
                       PERPETUAL MIDWEST FINANCIAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------

3.       EARNINGS PER COMMON SHARE (Continued):

                                                         Three Months Ended                        Nine Months Ended
                                            ------------------------------------------    ----------------------------------------
                                               March 31, 1998         March 31, 1997         March 31, 1998        March 31, 1997
                                            --------------------  --------------------    --------------------  ------------------
         Basic Earnings Per Share
           Net Income                           $   628,134          $   434,459             $ 1,621,105           $   (37,506)
                                                ===========          ===========             ===========           ===========

           Weighted average common
              shares outstanding before
              adjustment                          1,938,449            1,907,278               1,896,825             1,907,329

           Less: unallocated ESOP shares            (53,727)             (65,356)                (60,188)              (74,883)

           Less: non-vested RRP shares              (22,794)             (38,591)                (29,910)              (29,145)
                                                -----------          -----------             -----------           -----------

           Weighted average common
              shares outstanding                  1,861,928            1,803,331               1,806,727             1,803,301
                                                ===========          ===========             ===========           ===========

              Basic Earnings Per Share                 0.34                 0.24                    0.90                 (0.02)
                                                ===========          ===========             ===========           ===========


        Diluted Earnings Per Share
           Net Income                               628,134              434,459               1,621,105               (37,506)
                                                ===========          ===========             ===========           ===========

        Weighted average common
           Shares outstanding                     1,861,928            1,803,331               1,806,727             1,803,301
        Add: dilutive effects of assumed
           conversions and exercises of
           stock options                             45,516               79,762                  56,498                 ---
                                                -----------          -----------             -----------           -----------

        Weighted average common and
           dilutive potential common
           shares outstanding                     1,907,445            1,883,093               1,863,225             1,803,301
                                                ===========          ===========             ===========           ===========

              Diluted
               Earnings Per Share                      0.33                 0.23                    0.87                 (0.02)
                                                ===========          ===========             ===========           ===========

                                   9 of 25

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

         The following is a summary of the activity in the allowance for loan losses account for the nine months ended March 31, 1998:

                  Balance at July 1, 1997                         $ 2,973,457

                  Provision for loan losses                           775,000
                  Losses charged to the allowance                    (821,942)
                  Recoveries credited to the allowance                104,781
                                                                  -----------

                  Balance at March 31, 1998                       $ 3,031,296
                                                                  ===========

                                   10 of 25

                                    Item 1.
                                    -------
                        Financial Statements, Continued
                        -------------------------------
                       PERPETUAL MIDWEST FINANCIAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------

4.       ALLOWANCE FOR LOAN LOSSES (Continued):

         Information regarding impaired loans is as follows for the three and nine months ending March 31, 1998:


                                                               Three Months Ended              Nine Months Ended
                                                                                   March 31,
                                                         -----------------------------------------------------------
                                                              1998           1997             1998          1997
                                                         -------------  ---------------  --------------  -----------
             Average investment in impaired loans        $ 2,308,879     $ 3,621,261      $ 2,515,293    $ 3,312,467
             Interest income recognized on impaired
              loans including interest income recognized
              on a cash basis                                 61,798          71,747          210,207        183,230
             Interest income recognized on impaired
              loans on cash basis                             64,895          75,101          190,816        183,678

         Information regarding impaired loans at March 31, 1998 is as follows:

             Balance of impaired loans                                                      $  2,199,953
             Less portion for which no allowance for loan losses is allocated                    778,075
                                                                                            ------------

             Portion of impaired loan balance for which an
              allowance for loan losses is allocated                                        $  1,421,878
                                                                                            ============

             Portion of allowance for loan losses allocated to impaired loan balance        $    350,000
                                                                                            ============

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

                                   11 of 25

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

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
        Management's Discussion and Analysis of Financial Condition And
                             Results of Operations
       -----------------------------------------------------------------

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

The Company is focusing on activities related to developing its retail banking business within its market place by increasing consumer and mortgage loan originations, while offering new deposit products. In addition, the Company's strategy calls for a gradual growth that would leverage its capital to asset ratio. This strategy emphasizes an aggressive program of origination and acquisition of retail consumer loans, including vehicle loans, home equity (second mortgage) loans, credit card loans and recreational vehicle loans. In


                                   12 of 25

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
        Management's Discussion and Analysis of Financial Condition And
                            Results of Operations
        ----------------------------------------------------------------
                                   Continued
                                   ---------

GENERAL (Continued):
--------------------

addition, this strategy calls for a growth in the Company's commercial real estate loans and business loans within the Company's market areas. This growth of the company may be financed by either increases in deposits or from borrowed funds. The source of funds for the Company's growth depends on several factors, including cost, availability, interest rate risk, and reinvestment alternatives.

The Company is selling substantially all of its originations of long-term, fixed rate one-to four-family loans. With a "locked-in" rate at the time of commitment, the Company sells these one-to four-family loans, servicing released, to a private mortgage banker, generally for a 1.00% to 1.25% premium. This program has allowed the Company to offer competitive one-to four-family rates and products in its market area. To a lesser extent, the Company sells one-to four-family loans to the Federal National Mortgage Association ("Fannie Mae"), servicing retained. Although the loan rates in this program are generally less competitive, some customers of the Company prefer that the servicing of their loan remain with the Company.

The most significant outside factors influencing the operations of the Company include general economic conditions, competition in the local market place, and the related monetary and fiscal policies of agencies that regulate and/or affect financial institutions. More specifically, the cost of funds primarily consisting of deposits, is influenced by interest rates on competing investments and general market rates of interest, while lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability, including posted rates by the Fannie Mae.

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

                                   13 of 25

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
        Management's Discussion and Analysis of Financial Condition And
                            Results of Operations
        ----------------------------------------------------------------
                                   Continued
                                   ---------

GENERAL (Continued):
--------------------


         4) Coordinate and direct the Company's resources to ensure that the Company's program 2000 continues on schedule.

         5) Develop a procedure for awareness guidelines as they may become available from the Company's industry/trade organizations and the Company's regulators, the FDIC, the OTS and the Federal Financial Institutions Examination Council (the "FFIEC").

To date the Company's 2000 program committee has identified the operational areas of the Company that may have possible complications resulting from a change to the year 2000, including forms, vendors, the Company's data processing provider, and in-house data processing programs, and the committee has developed a program for benchmark testing of these areas.

By using resources available to it, primarily the 2000 program committee, the Bank has not incurred any significant direct expenses for activities related to the year-2000 change. The 2000 program committee has confirmed that the Bank's off-site data processor and servicer is on schedule with their program to facilitate data processing changes required for the year-2000 change. Management does not expect any significant change to its EDP user costs as a result of the data processor's year-2000 changes. Management also does not expect to incur any significant expense or use of additional resources for the Bank's 2000 program pending a final close of the Company's and Bank's merger with Commercial Federal at the merger effective date (See-"Reorganization and Merger Agreement Dated December 15, 1997").

FINANCIAL CONDITION:
--------------------

Total assets increased $4.8 million to $402.0 million at March 31, 1998 from $397.2 million at June 30, 1997. This increase was primarily attributable to a $38.4 million increase in loans receivable, net, offset by a $13.2 million decrease in cash and cash equivalents and a $18.5 million decrease in securities available for sale.

Loans receivable, net, increased $38.4 million to $348.9 million at March 31, 1998 from $310.5 million at June 30, 1997. The increase in loans receivable, net, was funded primarily by sales, repayments and maturities of securities and net deposit increases.

There are no significant changes to the geographic concentrations of the Company's out-of-territory loans. The Company had no foreign loans outstanding at March 31, 1998.

Total deposits increased $15.4 million to $320.6 million at March 31, 1998. Management attributes this increase to the Company's expanded marketing efforts and competitive array of deposit products.

                                   14 of 25

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
        Management's Discussion and Analysis of Financial Condition And
                            Results of Operations
        ----------------------------------------------------------------
                                   Continued
                                   ---------
FINANCIAL CONDITION (Continued):
--------------------------------

Borrowed funds at March 31, 1998 totaled $40.1 million as compared to $52.2 million at June 30, 1997. Borrowed funds consisted of $19.0 million of long-term advances and $21.1 million of short term advances (due in 12 months or less) primarily from the Federal Home Loan Bank of Des Moines.

At March 31, 1998 stockholders' equity totaled $36.1 million as compared to $33.9 million at June 30, 1997 or an increase of $2.2 million. Stockholders' equity increased primarily due to a net income of $1.6 million for the nine months ended March 31, 1998, a net of tax reduction of $129,000 from June 30, 1997 for net unrealized depreciation in securities available for sale, a net decrease of $1.1 million in treasury stock due to stock option exercises, and a reduction of the contra-equity accounts for Employee Stock Ownership Plan and Unearned Compensation in the amount of $346,000, primarily offset by a reduction of equity in the amount of $572,000 paid out for cash dividends.

RESULTS OF OPERATIONS
---------------------

           Comparison of Three Months Ended March 31, 1998 and 1997

The Company had net income after tax of $628,000 or $0.34 per share of common stock for the three months ended March 31, 1998 compared to $434,000 or $0.24 per share of common stock for the same period in 1997. The increase in net income for the three months ended March 31, 1998 compared to the same period last year was predominately due to a $275,000 increase in net interest income and a $53,000 increase in noninterest income, partially offset by a $9,000 increase in provision for loan losses, a $42,000 increase in noninterest expense, and a $83,000 increase in income tax provision.

Net interest income, before provision for loan losses, increased $275,000 to $3.0 million for the three months ended March 31, 1998 compared to $2.7 million for the same period in 1997. Interest income increased $371,000, offset by a $96,000 increase in interest expense for the three months ended March 31, 1998 compared to the same period last year.

Provision for loan losses increased $9,000 for the three months ended March 31, 1998 as compared to the same period in 1997, (See - "Non-performing Assets and Loan Loss Provision").

Noninterest income for the three months ended March 31, 1998, was $519,000 compared to $466,000 for the same period in 1997. Loan servicing fees decreased $26,000 to $67,000 for the three months ended March 31, 1998 compared to $93,000 for the same period in 1997, primarily due to a declining average balance of loans serviced for others. The average balance of loans serviced for others was $98.1 million during the three months ended March 31, 1998 compared to $123.3 million during the same period last year. Gain or loss


                                   15 of 25

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
        Management's Discussion and Analysis of Financial Condition And
                            Results of Operations
        ----------------------------------------------------------------
                                   Continued
                                   ---------

RESULTS OF OPERATIONS: Comparison of Three Months Ended March 31, 1998 and 1997
----------------------
                                  (Continued)

on the sales of available for sale securities and loans held for sale reflected a net gain of $55,000 for the three months ended March 31, 1998 compared to a net gain of $68,000 for same period last year. Net trading securities gains were $28,000 for the three months ended March 31, 1998, compared to a $9,000 net trading gain for the same period last year.

Other noninterest income increased $73,000 for the three months ended March 31, 1998 to $369,000 as compared to $296,000 for the three months ended March 31, 1997, primarily due to increases in mortgage loan fees, in savings fees, and in non-mortgage loan fees.

Noninterest expense was primarily flat at $2.2 million for the three months ended March 31, 1998 compared to $2.2 million for the same period in 1997. Compensation and benefits decreased $82,000 to $797,000 compared to $879,000 for the same period last year. Occupancy and equipment expense increased $17,000 to $416,000 for the three months ended March 31, 1998 compared $399,000 for the same period last year. The regular SAIF deposit insurance premium expense increased $4,000 to $49,000 for the three months ended March 31, 1998 compared to the prior period. The Company's regular annualized SAIF Federal insurance premium rates for the three months ended March 31, 1998 and 1997 were 0.063% and 0.18%, respectively (See "--Insurance of Accounts and SAIF Deposit Premium"). Gain or loss on foreclosed real estate reflected a net gain of $3,000 for the three months ended March 31, 1998 compared to a net loss of $11,000 for the same period in 1997. Other noninterest expense increased $116,000 to $969,000 for the three months ended March 31, 1998 compared to $853,000 for the same period last year. Other noninterest expense for the three months ended March 31, 1998 included expenses related to the company's merger acquisition, primarily professional services, in the approximate amount of $143,000.

Income tax provision increased $84,000 to $363,000 for the three months ended March 31, 1998 compared to $279,000 for the same period in 1997. The increase primarily reflected tax provision on the greater amount of income before tax.

            Comparison of Nine Months Ended March 31, 1998 and 1997

The Company had net income of $1.6 million or $0.90 per share of common stock for the nine months ended March 31, 1998 compared to a net loss of $38,000 or ($0.02) per share for the same period in 1997. The increase in net income resulted from a $1.5 million decrease in noninterest expense, an $881,000 increase in net interest income, a $273,000 decrease in provision for loan losses and a $36,000 increase in noninterest income, partially offset by a $1.0 million increase in income tax expense.

Net interest income before provision for loan losses increased $881,000 to $8.7 million for the nine months ended March 31, 1998 as compared to $7.8 million for the same period last year. Interest income increased $1.2 million for the nine months ended March 31, 1998 compared to the same period last year, primarily due to a 28 basis point increase in the yield on average interest-earning assets, and an increase of $7.3 million in the average


                                   16 of 25

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
        Management's Discussion and Analysis of Financial Condition And
                            Results of Operations
        ----------------------------------------------------------------
                                   Continued
                                   ---------

RESULTS OF OPERATIONS: Comparison of Three Months Ended March 31, 1998 and 1997
----------------------
                                  (Continued)


balance of interest-earning assets. Interest expense increased $273,000 for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997, primarily due to an $8.0 million increase in the average balance of interest-bearing liabilities, offset by a 2 basis point decrease in the cost of interest-bearing liabilities.

Provision for loan losses decreased $273,000 for the nine months ended March 31, 1998 as compared to the same period in 1997, primarily due to a decrease in the Company's actual loan losses over the previous year (See -
"Non-performing Assets and Loan Loss Provision").

Noninterest income for the nine months ended March 31, 1998 was $1.4 million compared to $1.4 million for the same period in 1997. Net gains and losses on the sale of securities available for sale and loans held for sale reflected a net gain of $192,000 for the nine months ended March 31, 1998, compared to a net gain of $304,000 for the same period last year. The decrease in net gains on the sales of these assets primarily reflects the decreased volume of fixed-rate loans sold under the Company's one-to four- family mortgage loan selling program. Loan sales during the nine months ended March 31, 1998 and 1997 were $14.8 million and $21.0 million respectively. Loan servicing fees decreased $59,000 to $224,000 for the nine months ended March 31, 1998 compared to $283,000 for the same period in 1997, primarily due to a declining average balance of loans serviced for others. The average balance of loans serviced for others was $103.5 million during the nine months ended March 31, 1998 compared to $126.4 million during the same period last year.

Net trading gains were $62,000 for the nine months ended March 31, 1998 compared to $74,000 for the same period last year.

Other noninterest income increased $219,000 for the nine months ended March 31, 1998 to $934,000 compared to $715,000 for the nine months ended March 31, 1997. The increase was predominately due to an increase of $154,000 in mortgage loan fees and a $97,000 increase in demand deposit account and other miscellaneous fees.

Noninterest expense decreased $1.5 million to $6.7 million for the nine months ended March 31, 1998 compared to $8.2 million for the nine months ended March 31, 1997. The most significant item causing the decrease was a one-time $1.5 million assessment by the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF") (See "--Insurance of Accounts and SAIF Deposit Premium") expensed during the 1997 period. Compensation and benefits remained flat at $2.6 million for both the nine month periods ended March 31, 1998 and 1997. Occupancy and equipment increased $8,000 to $1.2 million for the nine months ended March 31, 1998 compared to $1.2 million for the same period last year. The regular portion of the SAIF deposit premium expensed decreased $162,000 to $143,000 for the nine months ended March 31, 1998 compared to $305,000 for the nine months ended March 31 1997. The Company's annual premium rate decreased to 0.063 from 0.18 beginning October 1, 1997. Net losses on foreclosed assets decreased $24,000 for the nine months ended March 31, 1998 compared to the same period last year.

                                   17 of 25

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
        Management's Discussion and Analysis of Financial Condition And
                            Results of Operations
        ----------------------------------------------------------------
                                   Continued
                                   ---------

RESULTS OF OPERATIONS: Comparison of Three Months Ended March 31, 1998 and 1997
----------------------
                                  (Continued)

Other noninterest expense increased $253,000 to $2.8 million for the nine months ended March 31, 1998 compared to $2.6 million for the nine months ended March 31, 1997. Professional fee expense increased $276,000 to $479,000 for the nine months ended March 31, 1998 compared to $203,000 for the same period last year. This increase in expense was primarily due to additional professional services requested by the Company connected to Company's pending merger with Commercial Federal Corporation, of Omaha, Nebraska, (See-"Reorganization And Merger Agreement Dated December 15, 1997").

Income tax provision increased $1.0 million to an expense of $1.0 million for the nine months ended March 31, 1998 compared to a slight benefit of $6,000 for the same period in 1997. The increase primarily reflected the increase in net income for the nine months ended March 31, 1998 compared to a net loss for the nine months ended March 31, 1997.

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

Recovery of Bad-Debt Deduction:
-------------------------------

In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company.

                                   18 of 25

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
        Management's Discussion and Analysis of Financial Condition And
                            Results of Operations
        ----------------------------------------------------------------
                                   Continued
                                   ---------

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS:
-----------------------------------------------

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. Provisions for loan losses in the amount of $280,000 were recorded for the three months ended March 31, 1998 compared to $271,000 for the three months ended March 31, 1997. The Company's allowance for loan losses was $3.0 million or 0.87% of net loans receivable at March 31, 1998 as compared to $3.0 million or 0.96% at June 30, 1997. While management believes that the current allowance for loan losses is adequate to absorb loan losses in the existing loan portfolio, there is no assurance that the subsequent evaluations of the loan portfolio may not require additional provisions for loan losses.

The non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans and other assets which have been acquired as a result of foreclosure or repossession. The volume of non-performing assets decreased slightly from $1.2 million or .30% of assets at June 30, 1997 to $1.1 million or .28% of assets at March 31, 1998, exclusive of troubled debt restructured loans. The ratio of the loss allowance to non-performing assets increased slightly from 2.5 times at June 30, 1997 to 2.7 times at March 31, 1998.

Troubled Debt Restructures. The Company does not consider troubled debt restructurings to be "non-performing loans". At June 30, 1997, the Company held one restructured loan secured by a property located in Newport Beach, California. This loan was secured by an office/warehouse building on leased ground with an outstanding book balance of $424,000. This loan was paid off during the three months ending September 30, 1997. At March 31, 1998, the Company held one restructured loan secured by a property located in Liberty, Iowa. This loan is secured by a first mortgage on a residential home and certain titled vehicles. This loan was restructured to provide a longer amortization period based on the borrower's current and limited repayment capacity. At March 31, 1998, the balance of the loan was $61,000 and management has allocated an allowance for loss on this loan equal to the full amount of the loan or $61,000.

Foreclosed Assets. As of March 31, 1998, the Company had $13,000 of foreclosed and repossessed assets which represented a travel trailer, carried at a book value of $13,000. Management may initiate foreclosure on any specific impaired loan described below if a further review of that specific loan indicates a further deterioration of the collateral or cash flow. Based on a review of the Company's assets at March 31, 1998 and the current economic environment, management does not expect to initiate any significant foreclosures or repossessions of assets, other than impaired assets with the conditions described previously, during the quarter following that review date, and they continue to monitor other loans of concern.

                                   19 of 25

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
        Management's Discussion and Analysis of Financial Condition And
                            Results of Operations
        ----------------------------------------------------------------
                                   Continued
                                   ---------

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (Continued)
-----------------------------------------------

Impaired Loans. The Company had three loans classified as impaired at March 31, 1998 totaling $2.2 million, offset by an allocated allowance for loan losses in the amount of $350,000.

The largest loan included in impaired loans is a $1.4 million business loan of which approximately 53% is secured by real estate and improvements and the remainder of the loan is secured by business assets. The loan was granted to an existing trucking and freight company in the Company's market area for the purpose of expanding the trucking operation, including relocation of their trucking terminal. A significant portion of the trucking company's revenue was dependent upon a single contract which expired and was not renewed, resulting in a deterioration of cash flows from the trucking operation. A collateral analysis was performed by the Company in December 1997, which estimated a loss exposure of $350,000. Based on its review, the Company allocated an allowance for loan losses in the amount of $350,000 for this loan. The loan was current at March 31, 1998 and management will continue to monitor this loan closely.

The second largest loan included in impaired loans is a $502,000 business loan originated in 1995 for the development, production and marketing of a software-based legal reference system. The loan is secured by a commercial office building and business assets located in the Company's market area and marketable securities. The loan was delinquent one month at March 31, 1998 and the borrower has incurred six delinquencies over the past twelve months.

The third loan included in impaired loans is a $276,000 business loan which was originated in 1996 for $600,000 to floor plan a dealer in the Company's local market area. The dealer is primarily a seller of new and used lawn and garden equipment and small farm implements. This loan continues to be monitored by management and management continues to work with the dealer to further reduce the debt as sales occur. The loan has been reduced by $324,000 over the past six months and the loan was current at March 31, 1998.

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

Other Loans of Concern. As of March 31, 1998 there were $4.6 million of other loans of concern not discussed above where known information about the possible credit problems of borrowers or the cash flows of the collateral properties have caused management to have concerns as to the ability of the borrower to comply with present loan repayment terms and which may result in the future inclusion of such loans as non-performing or impaired asset categories. Other loans of concern have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses. Set forth below is a description of the larger components of other loans of concern.
                                   20 of 25

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
        Management's Discussion and Analysis of Financial Condition And
                            Results of Operations
        ----------------------------------------------------------------
                                   Continued
                                   ---------

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (Continued)
-----------------------------------------------

The Company is monitoring a combination of fourteen real estate loans to one borrower aggregating $738,000 and secured by a laundromat, a commercial/retail building, six separate apartment complexes and five single-family rental properties, all of which are located in the Company's market area. These loans were originated during 1995 and 1996, however, recent analysis indicates that the aggregate loan to value has increased. The loans were current at March 31, 1998, however, several delinquencies were incurred over the past twelve months. Based on the recent analysis, an allowance for loan losses has been allocated for these loans in the amount of $63,000.

The Company is monitoring a second large commercial real estate loan of concern in the amount of $2.2 million and secured by a commercial/office building complex in Cedar Rapids, Iowa. This loan was originated in January, 1995 at a loan to value ratio of 80% for the purpose of remodeling and converting a commercial warehouse facility to a commercial/office building complex for rental purposes. The loan was current at March 31, 1998, and a recent analysis indicates break-even cash flows from the security to cover the debt, however, management will continue to monitor this loan closely.

A third large loan of concern is a 42 unit multi-family complex in Ft. Worth, Texas. This loan was originated in 1986 for $600,000 at a loan to value ratio of 55% and the Company purchased a 75% participation interest at origination. The balance of the loan at March 31, 1998 was $437,000 and the Company's 75% participation interest amounted to $328,000. The loan was current at March 31, 1998, and a recent analysis indicates break-even cash flows from the collateral to cover the debt. The property is listed for sale, and management granted the borrower's request for an extension of the December 1, 1996 balloon date to September 1, 1998, to allow more time for selling the property.

The Company is monitoring a commercial real estate loan in the amount of $578,000 secured by a two-story building with multi-tenant office suites located in Van Nuys, California. This loan was originated in 1986 at a 67% loan to value ratio with a balloon date in February, 1996, however, the borrower was not able to refinance the loan in the local market of the security. The Company granted a five-year extension on the loan to balloon in February 2001. The Company continues to monitor this loan based upon the California real estate market indicating that the borrower could not refinance in the local market. An allowance for loan loss has been allocated for this loan in the amount of $300,000. The loan was current at March 31, 1998, with no delinquencies over the past twelve months.

At September 30, 1997, the Company discussed a large loan of concern secured by a communications building located in Denver, Colorado in the amount of $560,000. This loan was paid off during the quarter ended December 31, 1997.

A large loan of concern is secured by a restaurant in the Company's market area. This loan was originated in 1994 at a 64% loan to value ratio in the amount of $450,000. At March 31, 1998, the balance of the loan was $392,000 and although the loan was current at that date, the borrower had three delinquencies over the past twelve months. A recent credit analysis indicated a decreasing sales volume and net operating margin for the restaurant. The restaurant and property was recently sold on contract and will operate under new management. Management continues to monitor the credit status of this loan and the operations under the new management.

                                   21 of 25

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
        Management's Discussion and Analysis of Financial Condition And
                            Results of Operations
        ----------------------------------------------------------------
                                   Continued
                                   ---------

NON-PERFORMING ASSETS AND LOAN LOSS PROVISIONS: (Continued)
-----------------------------------------------

There were no other loans of concern in excess of $500,000 being monitored by the Company. The balance of other loans of concern consists of one- to four-family loans totaling $40,000, consumer loans totaling $89,000 and commercial business loans totaling $209,000. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

Current OTS regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of net withdrawable savings deposits and borrowings payable on demand or in five years or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at a level in excess of those required. At March 31, 1998, the Bank's liquidity ratio was 8.31%, which was in excess of the minimum regulatory requirements.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposit and loan commitments, maintain its liquidity and meet operating expenses. At March 31, 1998, the Company had outstanding commitments to extend credit which amounted to $61.4 million, of which $41.8 million is available lines of credit, $15.4 million for one-to four-family residential, $689,000 for multifamily residential, $2.3 million for commercial real estate, and the remaining $1.2 million for consumer/business loans. Management believes loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

During the nine month period ended March 31, 1998, there was a net decrease of $13.2 million in cash and cash equivalents. This decrease was a result of reinvestment of cash into other interest-earning assets with a higher yield, and repayment of borrowed funds. The major source of cash during the period was $18.6 million from sales and repayments of securities available for sale, and a $15.5 million increase in deposits. Major uses of funds included a net increase in loans receivable of $28.1 million, repayment of Federal Home Loan Bank advances of $14.5 million, and purchase of loans receivable of $11.2 million.

                                   22 of 25

                                    Item 2.
                                    -------
                       PERPETUAL MIDWEST FINANCIAL, INC.
        Management's Discussion and Analysis of Financial Condition And
                            Results of Operations
        ----------------------------------------------------------------
                                   Continued
                                   ---------

LIQUIDITY AND CAPITAL RESOURCES: (Continued)
--------------------------------

At March 31, 1998, the Bank's core capital was $33.6 million or 8.38% of adjusted total assets, which was in excess of the 4.0% core capital requirement by $17.5 million. The Bank also had risk-based capital of $36.3 million at March 31, 1998, or 12.56% of total risk-weighted assets, which exceeded the 8.0% risk-based capital requirement by $13.2 million. The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities classified as "available for sale" under SFAS No. 115 are not included in the Bank's regulatory capital.

REORGANIZATION AND MERGER AGREEMENT DATED DECEMBER 15, 1997:
------------------------------------------------------------

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

                                   23 of 25

                       PERPETUAL MIDWEST FINANCIAL, INC.
                          PART II - OTHER INFORMATION
                          ---------------------------
                                  (CONTINUED)
                                  -----------


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         a) A Special Meeting of stockholders was held on April 14, 1998.

         b) The matter approved by stockholders at the special meeting and number of votes cast for, against or withheld are set forth below:

            The following is a record of votes cast on the proposal to approve and adopt the Reorganization and Merger Agreement, as amended, dated December 15, 1997, by and among the Company, Commercial Federal Corporation, Perpetual Savings Bank and Commercial Federal Bank (the "Merger Agreement"):

                           For                       1,264,782
                           Against                      36,935
                           Abstain                      12,839

            Accordingly, the Merger Agreement was approved and adopted.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         1. The Company filed a form 8-K dated April 14, 1998, concerning the adoption at a special meeting of stockholders on April 14, 1998, of the Reorganization and Merger Agreement, as amended, dated December 15, 1997 .

         2. The Company filed a form 8-K dated April 13, 1998, concerning the press release of earnings for the three and nine months ended March 31, 1998 and announcing that the Company would pay a cash dividend of $0.075 (seven and one-half cents) per share of outstanding common stock on May 12, 1998 to stockholders of record as of April 30, 1998.


                                   24 of 25

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PERPETUAL MIDWEST FINANCIAL, INC.
                                         Registrant


Date:  May 11, 1998                      /s/ James L. Roberts
     ----------------------------        -------------------------------------
                                         James L. Roberts, President and Chief
                                         Executive Officer


Date:  May 11, 1998                      /s/ Rick L. Brown
     ----------------------------        -------------------------------------
                                         Rick L. Brown, Executive Vice President
                                         and Chief Financial Officer




                                   25 of 25